Form 10-K
period 1996-07-31
RICHMOND CAPITAL CORPORATION
filed 1996-12-05
CIK 846535

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                              FORM 10-K



               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT  OF 1934


                  For the fiscal year ended July 31, 1996

                     Commission file number 33-26798-D


                       RICHMOND CAPITAL CORPORATION
          (exact name of registrant as specified in its' charter)



                                Colorado
       (State or other jurisdiction of incorporation or organization)

                               84-1104385
                 (I.R.S. Employer Identification No.)



                          12139 Airline Highway
                   Baton Rouge, Louisiana 70817-4410
               (Address of principal executive offices)


    Registrant's telephone number, including area code:  (504) 756-8989


           Securities registered pursuant to Section 12(b) of Act:

                                             Name of Each Exchange on
       Title of Each Class                       Which Registered

             None                                     None

           Securities registered pursuant to Section 12(g) of the Act:

                                             Name of Each Exchange on
       Title of Each Class                       Which Registered

             None                                     None


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]   No [  ]

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of September 30, 1996 was $296,750. On such date, the average of the bid and asked prices of the common stock was $1.00 per share. The registrant had 1,787,300 shares of common stock, $.001 par value, outstanding as of September 30, 1996.

PART I


ITEM 1.  BUSINESS

Introduction and History

Richmond Capital Corporation (the "Company") was incorporated under the laws of the State of Colorado in 1988 for the purpose of raising capital and to seek out business opportunities in which to acquire controlling interest. In October 1989, the Company completed its initial public offering of its common stock by issuing 305,750 common shares and related warrants of $.10 per share for aggregate proceeds of $30,575. In connection therewith, deferred offering costs of $16,298 were charged to paid-in capital. Each unit consisted of one share of common stock, one Class A warrant and one Class B warrant. Each Class A warrant entitled the holder to purchase one share of the company's common stock at $.30 per share, and each Class B warrant entitled the holder to purchase one share of the Company's common stock at $.50 per share. Each Class A warrant was exercisable commencing six months from the date of the final prospectus for a period of 12 months thereafter. Each Class B warrant was exercisable commencing six months from the date of the final prospectus for a period of 18 months thereafter. The Company has the right to redeem the warrants upon 20 days written notice at $.001 per warrant. The common stock and warrants were separately transferrable immediately after the closing of the offering. In June 1990, the Company redeemed all Class A and B warrants.

Halter Capital Corporation, a Texas corporation (HCC), acquired control of the Company as of September 5, 1990 through the purchase of a majority of the Company's common stock. HCC, in two separate transactions, acquired 935,250 shares of the Company's common stock, representing 71.6% of the then-currently issued and outstanding voting securities of the Company.

PTR Capital Corporation, a Delaware corporation (PTR), acquired control of the Company as of January 15, 1991 through the purchase of a majority of the Company's common stock, representing 70.8% of the then-currently issued and outstanding voting securities of the Company.

The Company remained a development-stage enterprise from inception through July 31, 1990, as it identified and evaluated acquisition opportunities. No acquisition was made by the Company prior to July 16, 1991.

All Systems Go, Inc. (ASG), a subsidiary of Richmond Capital Corporation, was incorporated in 1989 under the laws of Georgia to engage in the business of selling various types of computers and computer-related equipment and the repair and rebuilding of computer disk drives. ASG was inactive until April of 1991 when it actually began operations.

On July 16, 1991, the Company acquired all of the issued and outstanding shares of common stock of ASG. At the closing of this acquisition, Jordan S. Davies, the sole shareholder of ASG, was elected President and Chairman of the Board of Directors of the Company.

The Company decided during fiscal year ended July 31, 1992 not to pursue the repair and remanufacturing of computer disk drives. This decision was based on the additional capital requirements, shrinking window of opportunity for sales, and accelerated competition. As a result, the Company president and Chairman of the Board of Directors resigned and negotiated for the purchase of ASG, the wholly-owned subsidiary of Richmond Capital Corporation. The Company retained the telemarketing activities and began the telemarketing operations under Richmond Capital Corporation. On May 28, 1992 the sale was finalized whereby the Company sold all of its issued and outstanding shares of common stock of ASG (2000 shares) to Jordan S. Davies. As consideration for the sale, Richmond Capital Corporation received a note receivable for $82,000, furniture and equipment valued at $20,000 and the cancellation of Jordan S. Davies 1,000,000 shares of Richmond Capital Corporation common stock, representing 43.4% of the then-currently issued and outstanding voting securities of the Company. Mr. Davies filed for protection under the U.S. Bankruptcy laws. The $82,000 note and accrued interest were written off as bad debt in the year ended July 31, 1993.

On July 1, 1994, the Company acquired all of the issued and outstanding shares of common stock of RCC of Louisiana, Inc. At the closing of this acquisition, Edward W. Prater, the sole shareholder of RCL, was elected Vice-President and Director of the Company.

RCC of Louisiana, Inc. (RCL), a subsidiary of Richmond Capital Corporation, was incorporated in the State of Louisiana on August 10, 1993 to engage in the acquisition, development, and lease of real estate. Leasing began on July 8, 1994. The acquisition of RCL was accounted for on the purchase method. The Company issued 300,000 common shares with a fair market value of $230,000 for all of the outstanding shares of RCL which had a fair market value approximating $230,000. There were no goodwill, contingent payments, options or commitments specified in the acquisition agreement.

During the year ended July 31, 1995, the management of the Company decided not to continue the real estate leasing operations which were included in RCL. This decision was made because real estate leases were with truck stops with video poker facilities, revenues were not as expected, and public support of video poker operations were diminishing. On January 31, 1995, the Company sold all of its issued and outstanding shares of RCL to the previous sole shareholder of RCL in exchange for the cancellation of his 300,000 shares of Richmond Capital Corporation common stock. The transaction represents a cancellation of 14.4% of the then currently issued and outstanding voting securities of the Company. No assets or liabilities of RCL were retained by the Company.

Marketing and Customers

The Company utilizes mainly telephone solicitation, direct mail and advertising to market itself and its services to its customer base. The Company's customer base is comprised mainly of those entities which have a computer installed base of Harris, Digital Equipment Corporation, Encore, Concurrent, Leeds & Northrupt, CDC-Cyber, Aydin Controls, Landis and Gyr computers. The Company uses purchased mailing lists and telephone lists to derive its potential customer lists.

During the current year, the Company hired additional telephone sales staff and committed significant resources toward the development and expansion of a wide base international used computer market. These additional costs in the current year are expected to significantly increase the sales and profits in future periods.
Warranty and Customer Service

The Company provides a repair, replace or full refund warranty for one hundred twenty (120) days from date of the sale. There were no warranty claims pending at July 31, 1996.

Employees

As of July 31, 1996, the Company employed seven people full-time including one executive officer. Employee relations are considered good and the Company has no collective bargaining contracts covering any of its employees.

Competition

The Company is involved in a market where many different companies provide the same basic services. There is no dominant company engaged in providing the same basic services as that of the Company.

ITEM 2.  PROPERTIES

The Company maintains its sales offices and warehouse in approximately 10,500 square feet of leased office and warehouse space in Baton Rouge, Louisiana under a two-year lease which expires in 1997.

ITEM 3.  LEGAL PROCEEDINGS

The Company has no pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal year ending July 31, 1996.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded in the general over-the-counter market and listed in the "Pink Sheets". The following table sets forth the quarterly high and low bid prices in the over-the counter market as reported for the period indicated.

Fiscal Year ended
  July 31, 1996                    High(1)            Low(1)

1st Quarter                         $1.00              $1.00
2nd Quarter                         $1.00              $1.00
3rd Quarter                         $1.00              $1.00
4th Quarter                         $1.00              $1.00

(1) The prices set forth in the table above were provided by the National Quotation Bureau and reflect only the high and low bid prices on the last day of each quarter (October 31, 1995, January 31, 1996, April 30, 1996, and July 31, 1996) rather than the high and low bid prices over each
    entire quarter.

During 1996, the price range for the Company's common stock averaged a bid of $1.00 per share.

These prices may represent inter-dealer quotations without retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

As of July 31, 1996, the Company had 274 holders of record of its common shares.

The Company has never paid cash dividends on its common stock and has no plans to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
                                             July 31,
                            1996      1995       1994       1993       1992

Balance Sheet Data
Total assets            $269,359  $374,777   $621,281    $221,593   $297,173
Shareholders' equity     117,908   111,704    435,499     178,751    273,083

Income Statement Data
Total revenue          1,466,173   941,948    675,686     729,156  1,038,311
Expenses               1,459,969 1,034,743    649,938     814,263  1,013,402
Net income (loss)          6,204   (92,795)    25,748     (85,107)    24,909
   Net income (loss) per
    common  share         $0.003   ($0.048)    $0.014     ($0.057)    $0.014

Weighted average number of
   common shares
   outstanding         1,787,300 1,927,918  1,806,204   1,499,131  1,804,380
Common shares
   outstanding         1,787,300 1,787,300  2,087,300   1,787,300  1,305,750
Preferred shares
   outstanding              -         -          -           -       250,000


During 1988, 1989, and 1990, the Company was in the development stage, as more fully defined in Financial Accounting Standards Board Statement No. 7.

There were no shares of the Company's sole class of preferred stock, $.01 par value, outstanding as of July 31, 1996, 1995, 1994 and 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Company has $178,686 in current assets. This, along with revenue generated from sales revenue is deemed sufficient to fund all required expenditures for the next 12-month period.

Capital Resources

The Company's assets increased approximately $60,000 from the acquisition and upgrade of computer equipment used for sales and marketing of the product lines sold by the Company.

Results of Operations

From its inception on April 5, 1988, through July 31, 1990, the Company reported its activity as a development stage company, as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. On July 16, 1991, the Company completed a merger in which ASG became a wholly owned subsidiary.

The Company continued its telemarketing activity in ASG through November 1991. In December 1991, telemarketing activity was moved from ASG into Richmond Capital Corporation and the wholly owned subsidiary (ASG), which had the assets required for pursuing the repair and remanufacturing of computer hard disk drives, was sold.

The Company's sales volume has increased over the previous year by approximately $600,000. This increase was primarily due to the Company's increase in telephone sales staff. The gross margin on the new sales generated were greater than the gross margin in the prior year. Management believes as the new personnel become more familiar with the product lines, sales will continue to increase and profit margins will improve.

Company Revenue
The sales revenue reported in the financial statements reflects the total sales of used computers and computer related equipment through July 31, 1996. These sales are approximately $600,000 greater than the prior year. The increase resulted primarily from new sales as a result of a larger and more experienced sales staff.

Company Cost of Sales

The cost of sales is directly related to the cost of the equipment purchased. Since the revenue is derived from the sale of used computers and computer equipment, the cost of sales will fluctuate with the going price of used computer equipment. There are no market price quotations for the equipment and therefore no industry standards or long term prior history for comparison. The cost of sales for the year ended July 31, 1996 totaled 66%. This is lower than the prior year. It is management's belief that cost of sales decreased primarily because of the increase of experience in negotiating equipment acquisitions and sales by the new sales staff. Management expects the results for future years to continue to increase once a full crew of completely trained sales force is established.

Other Operating Expenses

The other operating expenses are general in nature and are the basic expenses required to maintain an office and staff for administration and sales related functions.

Depreciation and Amortization

Depreciation expense reflects the current period utility of the assets based on their useful lives. There is no amortization for the current year.

Rent
Rent is being expensed on a straight line basis over the term of the lease for office, warehouse and apartment space.

Interest and Dividend Income/Expense
Interest income for the year totaled $800 and was from a loan to an officer of the Company. Dividends on investments totalled $4,500. Interest expense is for cash advances on two credit lines.

Liquidity
The Company believes its cash generated from operations, its ability to secure short term working capital needs, and the prospects of increasing sales of used computers and computer equipment will provide sufficient cash to meet current working capital needs. Capital is typically provided primarily through cash from operations and credit received from trade creditors.

There were capital expenditures for property and equipment during the fiscal year ended July 31, 1996 totaling $75,000. The Company relocated its offices in September 1995 and the capital expenditures were for leasehold improvements, new furniture and equipment and computer upgrades. No major capital expenditures are expected for fiscal 1997.

The Company had no long-term debt at July 31, 1996. The Company had $72,000 of advances against lines of credit at July 31, 1996. The Company does not anticipate the need for long-term borrowing for fiscal year 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are included as part of Item 14 hereof.


ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL                  DISCLOSURE

There was no change in nor disagreements with the independent accountants on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure for the fiscal year ended July 31, 1996.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

All directors serve for a one-year period and until their respective successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

                                                          Positions(s)
            Name               Age                        with the Company

J. Keith Henderson           30               President, Treasurer and
Director

Daniel S. Gould              33               Vice-President and Secretary

Michele L. Prater            33               Director


Information concerning the business experience of each of the directors and executive officers of the Company is as follows:


     J. Keith Henderson is President, Treasurer and a Director of the Company. Since 1990, Mr. Henderson has been active in the day to day operations of mainframe computer sales within specialized niche markets.

     Daniel S. Gould is Vice-President and Secretary of the Company. Mr. Gould was associated with the law firm of McFarland, Gould, Lyons and Sullivan, P.A. for five (5) years.

     Michele L. Prater is a Director of the Company. Ms. Prater held several positions with the University of Tampa since 1985. She is a Director and Vice-President of PTR Capital Corporation, a private investment company which is a majority shareholder of the Company.


ITEM 11.  EXECUTIVE COMPENSATION

None of the Officers or Directors have received cash compensation, bonuses, or deferred compensation which exceeded $100,000. The Company has no stock option, profit-sharing, bonus or similar remuneration plans or programs.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of October 28, 1995, the shares of the Company beneficially owned by each person known to management to be the beneficial owner of more than five percent (5%) of the outstanding shares by each officer and director and by all officers and directors of the Company as a group:

                                                Amount and
                                                Nature of       Percent
      Name and address of       Title of        Beneficial        of
       Beneficial Owner          Class          Ownership       Class

PTR Capital Corporation         Common           925,000         51.75%
12139 Airline Highway
Baton Rouge, Louisiana  70817

Larry K. Tuttle                 Common           461,550         14.07%
Route 4, Box 252
King, North Carolina  37021

Eddie W. Prater                 Common           180,000         10.07%
4315 Aegean Drive
Tampa, Florida  33611

Michele L. Prater               Common            2,000           0.11%
12139 Airline Highway
Baton Rouge, Louisiana  70817

J. Keith Henderson              Common           50,000           2.80%
12139 Airline Highway
Baton Rouge, Louisiana  70817

All Officers and Directors      Common           52,000           2.91%
as a Group (2 Persons)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the beginning of the Registrant's last fiscal year, no transactions occurred which exceed $60,000:

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as parts of this Report starting on page III-5:

1.  Financial Statements

    Independent Auditor's Report
    Balance Sheets - July 31, 1996 and 1995
    Statements of Income (Loss) for the years ended July 31, 1996 and 1995 Statements of Changes in Shareholders' Equity for the years ended July
31,      1996 and 1995
    Statements of Cash Flows for the years ended July 31, 1996 and 1995 Notes to Financial Statements
    Independent Auditor's Report on Accompanying Information
    Schedule of Other Operating Expenses for the years ended July 31, 1996
and      1995
    Independent Auditor's Report
    Balance Sheets - July 31, 1995 and 1994
    Statements of Income (Loss) for the years ended July 31, 1995 and 1994 Statements of Changes in Shareholders' Equity for the years ended July
31,      1995 and 1994
    Statements of Cash Flows for the years ended July 31, 1995 and 1994 Notes to Financial Statements
    Independent Auditor's Report on Accompanying Information
    Schedule of Other Operating Expenses for the years ended July 31, 1995
and      1994

2.  Schedules
    Schedule II - Related Party Receivables

                            Beginning                          Ending
                            Balance    Additions   Reductions  Balance

Notes receivable - officer  $12,602       $800          -       $13,402

    Schedule IV - Related Party Indebtedness

                            Beginning                           Ending
                            Balance    Additions   Reductions   Balance
Account payable
    - related party         $98,202       -         $61,047     $37,155

Schedules V and VI - Property, Equipment and Accumulated Depreciation

                            Beginning                           Ending
                            Balance    Additions   Reductions   Balance

Property and equipment       52,514      67,164      16,158     103,520
Leasehold improvements         -          7,896        -          7,896
Accumulated Depreciation     22,953      16,808       1,616      38,145

3. The exhibits are listed in the Index of Exhibits required by Item 601 of Regulation S-K at Item (c) below.

(b) Reports on Form 8-K
    No reports on Form 8-K have been filed by the Company during the fiscal year.

(c) Exhibits
    Exhibits marked with an asterisk (*) have heretofore been filed with the Commission and are incorporated herein by reference

    Exhibit                                               Consecutive
    Number                  Exhibits                        Page No.

    1.0      Underwriting Agreement                            *

    1.2      Participating Dealer Agreement                    *

    3.0      Registrant's Articles of Incorporation            *

    3.1      Bylaws                                            *

    4.0      Warrant Agreement                                 *

    4.2      A Warrant and B Warrant                           *

    5.0      Opinion of R. Michael Sentel, Esquire, regarding
             the legality of the securities being registered   *

   10.0      Escrow of Proceeds Agreement with TecNational
             Bank,Denver, Colorado                             *

   10.2      Commercial Lease Agreement, between Prime
             Investments, Inc. and Richmond Capital
             Corporation relating to certain premises
             leased to Richmond Capital Corporation located
             in Woodstock, Georgia                             *

   10.3 Lease Rental Agreement between Home Management Associates,Inc. and Richmond Capital Corporation relating to certain premises leased to Richmond Capital Corporation located in Woodstock, Georgia *

   10.4 Agreement of Lease between RCC of Louisiana, Inc and Bubaco Enterprises, Inc. relating to certain premises leased from RCC of Louisiana, Inc. for
             a truck stop operation                            *

   10.5      Lease of Commercial Property between RCC of
             Louisiana, Inc. and Computer Technologies, Inc.
             related to certain premises leased from RCC of
             Louisiana, Inc. for a truck stop operation        *
                                   -12-

   10.6      Commercial Lease Agreement between Bobbie B.
             Crump, Sr.and Richmond Capital Corporation
             relating to certain premises leased to Richmond
             Capital Corporation located in Baton Rouge,
             Louisiana                                         *

   16.0      Letter from Samson, Robbins & Associates
             regarding change in certifying accountants        *

   24.1      Consent of R. Michael Sentel, Esquire (included
             in Exhibit 5)                                     *

   24.2      Consent of Brenner & Ianne                        *

As to any security holder requesting a copy of this Form 10-K, the Company will furnish any Exhibit indicated in the above list as filed with this Form 10-K upon payment to it of it expenses in furnishing such Exhibit.

                            Independent Auditor's Report



To the Board of Directors and Stockholders
 of Richmond Capital Corporation
Baton Rouge, Louisiana


We have audited the accompanying balance sheets of Richmond Capital Corporation as of July 31, 1996 and 1995, and the related statements of income (loss), changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richmond Capital Corporation as of July 31, 1996 and 1995, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



                                      /s/  Laney, Boteler & Killinger
                                           LANEY, BOTELER & KILLINGER





Atlanta, Georgia
September 6, 1996

                        RICHMOND CAPITAL CORPORATION

                               Balance Sheets



                                   Assets


                                                             July 31,
                                                       __________________
                                                         1996      1995
                                                       __________________

Current assets
   Cash and equivalents                                $ 18,682  $  6,687

   Investments                                            6,500     6,500
   Receivables
      Accounts receivable - trade                        83,202   241,921
      Income tax refunds                                   -          777
      Deferred income taxes                              20,414    22,507
                                                       __________________
                                                        103,616   265,205
                                                       __________________

   Inventory                                             49,888    54,222
                                                       __________________

         Total current assets                           178,686   332,614
                                                       __________________

Property and equipment
   Furniture, fixtures and equipment                    103,520    52,514
   Leasehold improvements                                 7,896      -
                                                       __________________
                                                        111,416    52,514
   Less accumulated depreciation                        (38,145)  (22,953)
                                                       __________________
                                                         73,271    29,561
Other Assets
Notes receivable - officers                              13,402    12,602
Deposits                                                  4,000      -
                                                       __________________
                                                         17,402    12,602
                                                       __________________
                                                       $269,359  $374,777
                                                       ==================


See notes to financial statements.

                         RICHMOND CAPITAL CORPORATION

                               Balance Sheets



                     Liabilities and Stockholders' Equity


                                                                  July 31,
                                                         ___________________
                                                            1996     1995
                                                         ___________________

Current liabilities
   Notes payable - credit lines                         $  72,278   $  -
   Accounts payable                                        39,872    164,871
   Accounts payable-related party                          37,155     98,202
   Accrued payroll taxes                                    2,146      -
                                                       ______________________

         Total current liabilities                        151,451    263,073
                                                       ______________________



Commitments

Stockholders' equity
   Preferred stock, 1,000,000 shares,
    $.01 par authorized, no shares
    issued and outstanding at July 31,
    1996 and 1995                                           -         -
   Common stock, 100,000,000 shares,
    $.001 par authorized, 1,787,300
    shares issued and outstanding
    at July 31, 1996 and 1995                               1,787      1,787
   Capital in excess of par value                         262,635    262,635
   Retained earnings (deficit)                           (146,514) (152,718)
                                                         ___________________
Total stockholders' equity                                117,908    111,704
                                                         ___________________



                                                       $ 269,359   $ 374,777
                                                        ====================




See notes to financial statements

                         RICHMOND CAPITAL CORPORATION
                          Statements of Income (Loss)

                                                    Years Ended July 31,
                                                   _______________________
                                                     1996           1995
                                                   _______________________
Revenues
   Sales                                           $1,466,173   $  866,797
   Rental income                                         -          75,151
                                                   _______________________
                                                    1,466,173      941,948
                                                   _______________________
Cost of sales
   Purchases                                          910,237      699,376
   Freight and mailings                                 8,589       35,265
                                                   _______________________
                                                      968,826      734,641
                                                   _______________________
Gross profit                                          497,347      207,307
                                                   _______________________
Other expenses
   Other operating expenses                           414,372      220,831
   Depreciation                                         6,808       23,505
   Rent                                                57,261       42,653
                                                   _______________________
                                                      488,441      286,989
                                                   _______________________
Income (loss) from operations                           8,906      (79,682)
                                                   _______________________
Other income (deductions)
   Interest and dividend income                         5,300          800
   Interest expense                                    (5,132)      (3,751)
   Bad debt                                              -          (1,802)
                                                     _______________________
                                                          168       (4,753)
                                                   _______________________
Income (loss) from
 continuing operations                                  9,074      (84,435)
Loss on sale of subsidiary                               -         (32,348)
                                                   _______________________
Income (loss) before taxes                              9,074     (116,783)
Income tax (provision) benefit                         (2,870)      23,988
                                                   _______________________
Net income (loss)                                  $    6,204   $  (92,795)
                                                   =======================

Net income (loss) per common share                 $     .003   $   (0.048)
Weighted average number of common
 shares outstanding                                 1,787,300    1,927,918


See notes to financial statements

                         RICHMOND CAPITAL CORPORATION

                 Statements of Changes in Stockholders' Equity
                      Years ended July 31, 1996 and 1995


                                       Capital in     Retained      Total

                  Common stock issued  Excess of     Earnings   Stockholders'
                  ___________________
                     Shares    Amount  Par Value     (Deficit)     Equity
               _____________________________________________________________

Balance
 July 31, 1994     2,087,300   $2,087   $493,335     $ (59,923)     $435,499

Net (loss) for
 year ended
 July 31, 1995                                         (92,795)      (92,795)

Shares of
 common stock
 cancelled in
 demerger of
 subsidiary        (300,000)    (300)   (230,700)          -        (231,000)
               ______________________________________________________________
Balance,
 July 31, 1995    1,787,300    1,787     262,635      (152,718)      111,704


Net income
 for year
 ended
 July 31, 1996                                           6,204         6,204
               _____________________________________________________________
                  1,787,300   $1,787     $262,635    $(146,514)    $ 117,908
               =============================================================














See notes to financial statements

                         RICHMOND CAPITAL CORPORATION

                           Statements of Cash Flows


                                                        Years Ended July 31,
                                                       _____________________
                                                          1996      1995
                                                       _____________________

Cash flows from operating activities
   Net income (loss)                                   $  6,204  $ (92,795)
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities
       Depreciation                                      16,808     23,505
       Loss on sale of subsiry                             -        32,348
   Decrease (increase) in
    accounts receivable                                 161,589    (82,861)
       Less decrease in subsidiary sold                     -        3,008
   Decrease (increase) in inventory                       4,334    (26,386)
   Decrease (increase) in officer loans                    (800)    11,002
   Increase (decrease) in accounts
    payable and accrued expenses                       (183,900)   191,226
       Less decrease in subsidiary sold                   -        (46,035)
                                                      _____________________
       Net cash provided by operating
         activities                                       4,235     13,012
                                                      _____________________
Cash flows from investing activities
   Purchases of property and equipment                  (75,060)   (20,535)
   Decrease (increase) in deposits                       (4,000)      -
   Proceeds on sale of equipment                         14,542       -
                                                      ______________________
       Net cash (used in) investing
        activities                                      (64,518)   (20,535)
                                                       _____________________
Cash flows from financing activities
   Proceeds from credit lines                            72,278       -
   Payments on long-term debt                              -        (3,530)
       Net cash provided by (used in)                 ----------------------
        financing activities                             72,278     (3,530)
                                                      ______________________
Net increase (decrease) in cash                          11,995    (11,053)
Cash and cash equivalents,
 beginning of year                                        6,687     17,740
                                                      ______________________
Cash and cash equivalents, end of year                $  18,682  $   6,687
                                                      ======================



See notes to financial statements

                        RICHMOND CAPITAL CORPORATION

          SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

On January 31, 1995, the Company demerged RCC of Louisiana, Inc. (RCL) by reacquiring 300,000 common shares in exchange for all of the issued and outstanding stock of RCL. The fair market value of the 300,000 common shares was $230,000. No assets or liabilities of the subsidiary were retained by the Company.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest during the years ended July 31, 1996 and 1995 totalled $5,132 and $3,751, respectively.

Income taxes paid during the years ended July 31, 1996 and 1995 totalled $0 and $10,267, respectively.






























See notes to financial statements

                         RICHMOND CAPITAL CORPORATION
                         Notes to Financial Statements
                            July 31, 1996 and 1995

Note 1 - Summary of significant accounting policies

Principles of consolidation

The accompanying financial statements include the accounts of Richmond Capital Corporation (the Company) and its wholly-owned subsidiary, RCC of Louisiana, Inc. (RCL). All significant inter-company balances and transactions between the Company and the wholly-owned subsidiary were eliminated.

On July 1, 1994, the Company acquired its interest in its wholly-owned subsidiary, RCC of Louisiana, Inc. On January 31, 1995, the Company sold its interest in the wholly-owned subsidiary. The financial statements for the year ended July 31, 1995, includes the operating activity of RCL through the date of the sale.

Property, equipment and depreciation

Property and equipment are stated at cost. Depreciation is provided using both straight-line and accelerated methods over the estimated useful lives of the assets, five to ten years for equipment and thirty-nine (39) years for building and improvements.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Income taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to the use of accelerated methods of recording depreciation for tax purposes and net operating loss carryforwards. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                         RICHMOND CAPITAL CORPORATION
                         Notes to Financial Statements
                            July 31, 1996 and 1995

Note 1 - Summary of significant accounting policies (continued)

Investments

Investment assets consist of securities traded on national stock exchanges. The cost of the securities totaled $13,105 at July 31, 1996 and 1995. The market value of the securities as of July 31, 1996 and 1995 was $6,500.

Revenue recognition policy

The Company derives its income from the sale of used computers and computer-related equipment. Income is recognized when a sale has occurred and a customer has been invoiced. The Company, through its wholly-owned subsidiary, also derived income from the lease of real estate holdings.

Note 2 - Organization and description of the business

Richmond Capital Corporation (the "Company") was incorporated under the laws of the State of Colorado on April 5, 1988, with the issuance of 1,000,000 shares of stock at $.01 per share. In October 1989, the Company completed a public offering of its common stock by issuing 305,750 common shares and related warrants at $.10 per unit for aggregate proceeds of $30,575. In June 1990, the Company called in all Class A and B warrants for redemption.

PTR Capital Corporation (PTR), a Delaware corporation, acquired control of the Company as of January 15, 1991, through the purchase of a majority of the Company's common stock.

The Company's primary business is acquisition and remarketing of used computers and computer related equipment.

The Company evaluated, structured and completed a merger of a target company, RCC of Louisiana, Inc.(RCL), in July 1994, by issuing 300,000 shares of its common stock to the sole shareholder in exchange for all of the issued and outstanding shares of RCL. The transaction represented 14.4% of the issued and outstanding voting securities of the Company after the issuance of the new shares.

RCL was incorporated in the State of Louisiana on August 10, 1993 to engage primarily in the acquisition, development and lease of real estate. Leasing began on July 8, 1995. The acquisition of RCL was accounted for by the purchase method. The Company issued 300,000 common shares with a fair market value of $230,000 for all of the outstanding shares of RCL which had a fair market value approximating $230,000.

                         RICHMOND CAPITAL CORPORATION
                         Notes to Financial Statements
                            July 31, 1996 and 1995

Note 2 - Organization and description of the business (continued)

During the year ended July 31, 1996, the management of the Company decided not to continue the real estate leasing operations which was included in RCL. This decision was made because the real estate leases were with truck stops with video poker facilities, revenues were not as expected, and public support of video poker operations were diminishing. On January 31, 1996, the Company sold all of its issued and outstanding shares of RCL to the previous sole shareholder of RCL in exchange for the cancellation of his 300,000 shares of Richmond Capital Corporation common stock. The transaction represents a cancellation of 14.4% of the then currently issued and outstanding voting securities of the Company.

Note 3 - Notes payable-credit lines

Notes payable credit lines consist of the following at July 31, 1996 and 1995:

                                                          1996       1995
                                                       ______________________
Draws against a $50,000 credit line payable in
monthly installments at a minimum of 3% of
outstanding balance with interest at prime rate
plus 2.0% (10.25% at July 31, 1996).  Balance due
on March 19, 1997.  The loan is secured by a
shareholder guarantee.                                  $47,554      $  -
Draws against a $25,000 unsecured credit line
payable in monthly installment at a minimum of
2% of outstanding balance with interest at prime
rate plus 6.75% (15% at July 31, 1996). Renewable
in September 1997.                                       24,724        -
                                                        ___________________
                                                        $72,278     $  -
                                                        ===================

                         RICHMOND CAPITAL CORPORATION
                         Notes to Financial Statements
                            July 31, 1996 and 1995

Note 4 - Commitments and contingencies

The Company entered into an office and warehouse lease beginning September 1, 1995 and ending August 31, 1997. Monthly lease payments total $4,000.

Future minimum lease commitments are as follows:

                   For the year ended July 31,           Amount
                   ____________________________________________
                             1997                       $48,000
                             1998                         4,000
                                                        _______
                                                        $52,000
                                                        =======


Note 5 - Income taxes

Income taxes are based on financial reporting income or loss. Differences between income and loss for financial and income tax reporting relate primarily to depreciation.

At July 31, 1996 and 1995, the Company had the following net operating loss
(NOL) carryforwards and resulting income tax benefit based on federal and state statutory rates:

                                           NOL         Tax
                                       Carryforward   Benefit
                                       ______________________
          Balance at July 31, 1995      $ 77,000     $ 23,988
          Utilized at July 31, 1996      (15,000)      (2,870)
                                        _____________________
          Balance at July 31, 1996      $ 62,900     $ 21,118
                                        =====================


Note 6 - Related party transactions

At July 31, 1996 and 1995, the Company owed $37,155 and $98,202 for advances from an entity that is related through management affiliation.

Note 7 - Warranties

During the fiscal year ended July 31, 1995, the company established a warranty program that provides for repair, replacement or full refund for a period of one hundred-twenty (120) days from the date of sale. No warranty claims were filed during the year; and, at July 31, 1996 and 1995, no warranty claims were pending.

                        Independent Auditor's Report
                          on Accompanying Information



The Board of Directors and Stockholders
 of Richmond Capital Corporation
Baton Rouge, Louisiana



Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The information on the accompanying page is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.









                                    s/ Laney, Boteler & Killinger

                                       LANEY, BOTELER & KILLINGER












Atlanta, Georgia
September 6, 1996

                         RICHMOND CAPITAL CORPORATION

                    Schedule of Other Operating Expenses


                                                           Year Ended
                                                             July 31,
                                                      _____________________
                                                        1996         1995
                                                      _____________________

Accounting and legal                                  $ 19,090     $ 22,466
Advertising and print                                   16,971       11,264
Auto expense                                            12,391        3,989
Bank charges                                               622          763

Contributions                                               32       29,280
Contract labor                                          30,332       36,926
Dues and subscriptions                                      47          259
Equipment rental                                         1,244           86

Insurance                                               10,966        3,964
Office expense                                          19,448        7,507
Other operating expense                                  2,834        5,098
Penalties                                                 -             325

Postage and delivery                                     7,419        3,004
Repairs and service                                      6,303        2,076
Salaries                                               178,562       48,506
Taxes and licenses                                      14,109        4,967

Telephone                                               34,788       23,741
Travel and lodging                                      45,339       10,107
Utilities                                               13,875        6,503
                                                      _____________________
                                                      $414,372     $220,831
                                                      =====================

                         Independent Auditor's Report



To the Board of Directors and Stockholders
 of Richmond Capital Corporation
Baton Rouge, Louisiana


We have audited the accompanying balance sheets of Richmond Capital Corporation as of July 31, 1995 and 1994, and the related statements of income (loss) and changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richmond Capital Corporation as of July 31, 1995 and 1994, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.




                                        s/Laney, Boteler & Killinger
                                          LANEY, BOTELER & KILLINGER




Atlanta, Georgia
September 21, 1995

                         RICHMOND CAPITAL CORPORATION

                                Balance Sheets



                                    Assets


                                                               July 31,
                                                       _____________________
                                                          1995       1994
                                                       _____________________
Current assets
   Cash and equivalents                                  $  6,687  $ 17,740

   Investments                                              6,500     6,500

   Receivables
     Accounts receivable - trade                          241,921   182,344
       Income tax refunds                                     777      -
       Deferred income taxes                               22,507      -
                                                        ___________________
                                                          265,205   182,344
                                                        ___________________
 Inventory                                                 54,222    27,836
                                                        ___________________
         Total current assets                             332,614   234,420
                                                        ___________________


Property and equipment
   Land                                                      -      175,000
   Building                                                  -       94,000
   Furniture, fixtures and equipment                       52,514   112,979
                                                       ____________________
                                                           52,514   381,979
   Less accumulated depreciation                          (22,953)  (18,722)
                                                        ___________________

                                                           29,561   363,257
                                                        ___________________
Other Assets
   Notes receivable - officers                             12,602    23,604
                                                        ___________________
                                                         $374,777  $621,281
                                                        ===================

See notes to financial statements

                          RICHMOND CAPITAL CORPORATION

                               Balance Sheets



                     Liabilities and Stockholders' Equity


                                                            July 31,
                                                     _____________________
                                                       1995         1994
                                                     _____________________


Current liabilities
   Current portion - long-term debt                   $   -       $ 8,672
   Accounts payable                                    164,871     34,257
   Accounts payable-related party                       98,202     23,485
   Accrued payroll taxes                                  -         2,532
   Income taxes payable                                   -        10,092
   Deferred income taxes                                  -         1,481
                                                      ___________________
        Total current liabilities                      263,073     80,519
                                                      ___________________

Long-term debt                                            -       105,263
                                                      ___________________

Commitments

Stockholders' equity
   Preferred stock, 1,000,000 shares,
    $.01 par authorized, no shares
    issued and outstanding at July 31,
    1995 and 1994, respectively                           -          -
   Common stock, 100,000,000 shares,
    $.001 par authorized, 1,787,300
    and 2,087,300 shares issued and
    outstanding at July 31, 1995 and
    1994, respectively                                   1,787      2,087
   Capital in excess of par value                      262,635    493,335
   Retained earnings (deficit)                        (152,718)   (59,923)
                                                      ___________________
Total stockholders' equity                             111,704    435,499
                                                      ___________________

                                                      $374,777   $621,281
                                                      ===================

See notes to financial

                         RICHMOND CAPITAL CORPORATION

                         Statements of Income (Loss)

                                                      Years Ended July 31,
                                                    ______________________
                                                         1995       1994
                                                     _____________________
Revenues
   Sales                                             $  866,797  $  660,105
   Rental income                                         75,151      15,581
                                                      _____________________
                                                        941,948     675,686
                                                      _____________________
Cost of sales
   Purchases                                            699,376     347,037
   Freight and mailings                                  35,265      39,432
                                                      _____________________
                                                        734,641     386,469
                                                      ____________________
Gross profit                                            207,307     289,217
                                                      _____________________
Other expenses
   Other operating expenses                             220,831     178,018
   Depreciation                                          23,505      10,163
   Rent                                                  42,653      52,960
                                                      _____________________
                                                        286,989     241,141
                                                      _____________________
Income (loss) from operations                           (79,682)     48,076
                                                      _____________________
Other income (deductions)
   Interest income                                          800       1,600
   Interest expense                                      (3,751)    (13,456)
   Bad debt                                              (1,802)       -
   Gain on sale of investts                                -          5,734
   Market value decline onvestments                        -         (6,605)
                                                      _____________________
                                                         (4,753)    (12,727)
                                                      _____________________
Income (loss) from
 continuing operations                                  (84,435)     35,349
Loss on sale of subsidiar                                32,348        -
                                                      _____________________
Income (loss) before taxe                              (116,783)     35,349
Income tax (provision) beit                              23,988      (9,601)
                                                      _____________________
Net income (loss)                                    $  (92,795) $   25,748
Net income (loss) per com share                      $   (0.048) $    0.014
Weighted average number of common
 shares outstanding                                   1,927,918   1,806,204

See notes to financial statements

                         RICHMOND CAPITAL CORPORATION

                Statements of Changes in Stockholders' Equity
                      Years ended July 31, 1995 and 1994


                                      Capital in   Retained      Total
                 Common stock issued  Excess of    Earnings  Stockholders'
                 ___________________
                 Shares       Amount   Par Value    (Deficit)     Equity
                 _________________________________________________________

Balance,
 July 31, 1993  1,787,300     $1,787   $262,635     $(85,671)     $178,751

Net income
 for year ended
 July 31, 1994                                        25,748        25,748

Shares of common
 stock issued
 in merger of
  subsidiary      300,000        300    230,700         -          231,000
               ___________________________________________________________

Balance,
 July 31, 1994  2,087,300      2,087    493,335      (59,923)      435,499

Net (loss)
 for year ended
 July 31, 1995                                       (92,795)      (92,795)

Shares of common
 stock cancelled
 in demerger
 of subsidiary   (300,000)      (300)  (230,700)        -         (231,000)

Balance,
 July 31, 1995   1,787,300     $1,787   $262,635    $(152,718)    $ 111,704












See notes to financial statements

                         RICHMOND CAPITAL CORPORATION

                           Statements of Cash Flows

                                                     Years Ended July 31,
                                                     ____________________
                                                        1995        1994
                                                     ____________________
Cash flows from operating activities
   Net income (loss)                                 $ (92,795) $  25,748
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities
      Depreciation                                      23,505     10,163
      Gain on sale of investment                          -        (5,734)
      Market value decline on investments                 -         6,605
      Loss on sale of subsidiary                        32,348       -
   Decrease (increase) in
    accounts receivable                                (82,861)  (113,310)
      Less decrease in subsidiary sold                   3,008       -
   Decrease (increase) in inventory                    (26,386)    48,000
   Decrease (increase) in officer loans                 11,002     (1,600)
   Increase in accounts payable
    and accrued expenses                               191,226     55,137
      Less decrease in subsidiary sold                 (46,035)      -
                                                     ____________________
      Net cash provided by operating
       activities                                       13,012     25,009
                                                     ____________________
Cash flows from investing activities
   Purchases of property and equipment                 (20,535)  (150,000)
   Decrease in deposits                                   -         3,382
   Proceeds on sale of investments                        -        15,108
                                                     ____________________
      Net cash (used in) investing
       activities                                      (20,535)  (131,510)
                                                     ____________________
Cash flows from financing activities
   Increase in capital in excess
    of par value                                          -        31,000
   Proceeds from long term debt                           -       120,000
   Payments on long term debt                           (3,530)   (32,197)
                                                     ____________________
      Net cash provided by (used in)
       financing activities                             (3,530)   118,803
                                                     _____________________
Net increase (decrease) in cash                        (11,053)    12,302
Cash and cash equivalents, beginning of year            17,740      5,438
                                                     ____________________
Cash and cash equivalents, end of year               $   6,687  $  17,740
                                                     ====================
See notes to financial statements

                         RICHMOND CAPITAL CORPORATION

         SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

On January 31, 1995, the Company demerged RCC of Louisiana, Inc. (RCL) by reacquiring 300,000 common shares in exchange for all of the issued and outstanding stock of RCL. The fair market value of the 300,000 common shares had a fair market value of approximately $230,000. No assets or liabilities of the subsidiary were retained by the Company.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest during the years ended July 31, 1995 and 1994 totalled $3,751 and $13,456, respectively.

Income taxes paid during the years ended July 31, 1995 and 1994 totalled $10,267 and $0, respectively.





























See notes to financial statements

                         RICHMOND CAPITAL CORPORATION
                         Notes to Financial Statements
                            July 31, 1995 and 1994

Note 1 - Summary of significant accounting policies

Principles of consolidation

The accompanying financial statements include the accounts of Richmond Capital Corporation (the Company) and its wholly-owned subsidiary, RCC of Louisiana, Inc. (RCL). All significant inter-company balances and transactions between the Company and the wholly-owned subsidiary were eliminated.

On July 1, 1994, the Company acquired its interest in its wholly-owned subsidiary, RCC of Louisiana, Inc. On January 31, 1995, the Company sold its interest in the wholly-owned subsidiary. The financial statements for the year ended July 31, 1995, includes the operating activity of RCL through the date of the sale.

Property, equipment and depreciation

Property and equipment are stated at cost. Depreciation is provided using the both straight-line and accelerated methods over the estimated useful lives of the assets (five to ten years) for equipment and thirty-nine (39) years for buildings.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Income taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to the use of accelerated methods of recording depreciation for tax purposes and net operating loss carryforwards. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                         RICHMOND CAPITAL CORPORATION
                         Notes to Financial Statements
                            July 31, 1995 and 1994

Note 1 - Summary of significant accounting policies (continued)

Investments

Investment assets consist of securities traded on national stock exchanges. The cost of the securities totaled $13,105 and $22,479 at July 31, 1995 and 1994, respectively. The market value of the securities as of July 31, 1995 and 1994 was $6,500. The market decline from cost of $6,605 was recorded in 1994.

Revenue recognition policy

The Company derives its income from the sale of used computers and computer-related equipment. Income is recognized when a sale has occurred and a customer has been invoiced. The Company, through its wholly-owned subsidiary, also derived income from the lease of real estate holdings.

Note 2 - Organization and description of the business

Richmond Capital Corporation (the "Company") was incorporated under the laws of the State of Colorado on April 5, 1988, with the issuance of 1,000,000 shares of stock at $.01 per share. In October 1989, the Company completed a public offering of its common stock by issuing 305,750 common shares and related warrants at $.10 per unit for aggregate proceeds of $30,575. In June 1990, the Company called in all Class A and B warrants for redemption.

PTR Capital Corporation (PTR), a Delaware corporation, acquired control of the Company as of January 15, 1991, through the purchase of a majority of the Company's common stock.

The Company's primary business is acquisition and remarketing of used computers and computer related equipment.

The Company evaluated, structured and completed a merger of a target company, RCC of Louisiana, Inc.(RCL), in July 1994, by issuing 300,000 shares of its common stock to the sole shareholder in exchange for all of the issued and outstanding shares of RCL. The transaction represented 14.4% of the issued and outstanding voting securities of the Company.

RCL was incorporated in the State of Louisiana on August 10, 1993 to engage primarily in the acquisition, development and lease of real estate. Leasing began on July 8, 1994. The acquisition of RCL was accounted for by the purchase method. The Company issued 300,000 common shares with a fair market value of $230,000 for all of the outstanding shares of RCL which had a fair market value approximating $230,000.

                         RICHMOND CAPITAL CORPORATION
                         Notes to Financial Statements
                            July 31, 1995 and 1994

Note 2 - Organization and description of the business (continued)

Since RCL, the acquired company began operations on July 8, 1994, the full period of operations were included in the income statement of the Company for the year ended July 31, 1994.

There were no goodwill, contingent payments, options or commitments specified in the acquisition agreement.

During the year ended July 31, 1995, the management of the Company decided not to continue the real estate leasing operations which was included in RCL. This decision was made because the real estate leases were with truck stops with video poker facilities, revenues were not as expected, and public support of video poker operations were diminishing. On January 31, 1995, the Company sold all of its issued and outstanding shares of RCL to the previous sole shareholder of RCL in exchange for the cancellation of his 300,000 shares of Richmond Capital Corporation common stock. The transaction represents a cancellation of 14.4% of the then currently issued and outstanding voting securities of the Company.

Note 3 - Long-term debt

Long-term debt consist of the following at July 31, 1995 and 1994:

                                                         1995        1994
                                                        ____________________

Note payable to an individual, payable in monthly
installments of $1,456 including interest at 8%.
The note matures October 4, 2003 and is collateralized
by land.  This note was related to assets owned by RCL
which was sold on January 31, 1995 (Note 2).            $   -       $113,935
                                                        ____________________
                                                                     113,935
Less current portion                                        -          8,672
                                                        ____________________
                                                            -       $105,263
                                                        ====================

                           RICHMOND CAPITAL CORPORATION
                           Notes to Financial Statements
                              July 31, 1995 and 1994

Note 4 - Commitments and contingencies

The Company entered into an office and warehouse lease beginning September 1, 1995 and ending August 31, 1997. Monthly lease payments total $4,000.

Future minimum lease committments are as follows:

                 For the year ended July 31,        Amount
                 _________________________________________
                            1996                   $40,000
                            1997                    48,000
                            1998                     8,000
                                                   _______
                                                   $96,000
                                                   =======


Note 5 - Income taxes

Income taxes are based on financial reporting income or loss. Differences between income and loss for financial and income tax reporting relate primarily to depreciation.

At July 31, 1995, the Company had net operating loss carryforwards totalling approximately $77,000 that may be offset against future taxable income through 2010. A tax benefit of $23,988 has been reported in the July 31, 1995 financial statements based on the federal and state statutory rates.

Note 6 - Related party transactions

At July 31, 1995 and 1994, the Company owed $98,202 and $23,485 for advances from an entity that is related through management affiliation.

Note 7 - Warranties

During the fiscal year ended July 31, 1994, the company established a warranty program that provides for repair, replacement or full refund for a period of one hundred-twenty (120) days from the date of sale. No warranty claims were filed during the year; and, at July 31, 1995, no warranty claims were pending.

                         Independent Auditor's Report
                         on Accompanying Information



The Board of Directors and Stockholders
 of Richmond Capital Corporation
Baton Rouge, Louisiana



Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The information on the accompanying page is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.








                                   s/ Laney, Boteler & Killinger

                                       LANEY, BOTELER & KILLINGER







Atlanta, Georgia
September 21, 1995

                         RICHMOND CAPITAL CORPORATION

                     Schedule of Other Operating Expenses


                                                           Year Ended
                                                             July 31,
                                                       ___________________
                                                         1995       1994
                                                       ___________________
Accounting and legal                                   $ 22,466   $ 26,212
Advertising and print                                    11,264      5,903
Auto expense                                              3,989      5,625
Bank charges                                                763        275

Contributions                                            29,280       -
Contract labor                                           36,926     11,248
Dues and subscriptions                                      259      4,935
Equipment rental                                             86        210

Insurance                                                 3,964      4,433
Office expense                                            7,507      2,958
Other operating expense                                   5,098      5,972
Penalties                                                   325         12

Postage and delivery                                      3,004      2,693
Repairs and service                                       2,076     14,083
Salaries                                                 48,506     56,719
Taxes and licenses                                        4,967      2,965

Telephone                                                23,741     15,565
Travel and lodging                                       10,107     15,618
Utilities                                                 6,503      2,592
                                                       ___________________
                                                       $220,831   $178,018
                                                       ===================

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 28th day of October 1996.



                                         RICHMOND CAPITAL CORPORATION
                                                         (Registrant)



                                         By:   J. Keith Henderson
                                      _____________________________________
                                          J. Keith Henderson, President








Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of October, 1996.



          Signature                               Title

 signed J. Keith Henderson
J. Keith Henderson                          President, Treasurer
                                                and Director

 signed Daniel S. Gould                         Vice-President and
Daniel S. Gould                                 Secretary

 signed Michele L. Prater                       Director
Michele L. Prater