Form 10-Q
period 1996-10-31
RICHMOND CAPITAL CORPORATION
filed 1996-12-26
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                                FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT  OF 1934


For the quarter October 31, 1996            Commission file number 33-26798-D


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


Indicate by check mark whether the registrant (1) has filed all reports by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days.     YES [X]     NO [ ]

Indicate the number of shares outstanding of each of the insurer's classes of common stock , as of the latest practicable date.

1,787,300 shares of common stock, $.001 par value, (the issuer's only class of common stock), were outstanding as of December 9, 1996.

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       Richmond Capital Corporation

                               Balance Sheet

                                                   October 31,    July 31,
                                                      1996          1995
                                                    Unaudited     Audited
                                                    ---------     -------
ASSETS
Current Assets
   Cash                                              $  6,943     $ 18,682
   Investments                                          6,500        6,500
   Accounts receivable                                213,158      117,018
   Inventory                                           54,888       49,888
                                                     --------     --------
         Current assets                               281,489      192,088

   Property and equipment (net of depreciation)        60,374       65,375
   Leasehold improvements                               7,896        7,896
   Other assets                                         4,000        4,000
                                                     --------     --------
        Total assets                                 $353,759     $269,359
                                                     --------     --------


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
   Accounts payable                                    69,997       77,027
   Accrued payables                                      -           2,146
   Notes payable                                      101,364       72,278
                                                     --------     --------

        Total current liabilities                     171,361      151,451

Common stock - $.001 par value
 100,000,000 shares authorized
 1,787,300 shares issued and
 outstanding at October 31, 1995                        1,788        1,788

Capital in excess of par value                        262,634      262,634

Retained earnings                                     (82,024)    (146,514)
                                                     --------    ---------

Total shareholders' equity                            182,398      117,908

Total liabilities and shareholders' equity           $353,759     $269,359
                                                     --------     --------

                       Richmond Capital Corporation

                         Statement of Operations
                               (Unaudited)


                                                      Quarter Ended
                                                        October 31,
                                                     1996        1995
                                                   --------    --------

Revenues
   Sales                                           $402,570    $438,816
       Cost of sales                                201,320     282,514
                                                   --------    --------

   Gross profit                                     201,250     156,302


   Expenses                                         136,762     117,713
                                                   --------    --------

   Income                                          $ 64,488     $38,588

   Per common share                                     .04         .02

   Weighted number shares
    outstanding                                   1,787,300   1,787,300

                       Richmond Capital Corporation

                         Statement of Cash Flows
                               (Unaudited)
                            Three Months Ended
                                                      Quarter Ended
                                                        October 31,
                                                     1996        1995
                                                  ---------    --------

Cash flow from operating activates
   Net income                                     $  64,488    $ 38,588
   Noncash items included in net
    income
      Depreciation                                    5,000       5,000
      Net changes in:
        Accounts receivable                        (116,554)    102,017
        Inventory                                    (5,000)      7,774
        Accounts payable and
         accrued expenses                            48,394     (63,883)
                                                  ---------    --------

Net cash provided by operating activities            (3,672)     89,496
                                                  ---------    --------

Cash flows from investing activities
   Purchase of property equipment                      -        (60,202)

Cash flow from financing activities
   Changes in notes payable                          (8,068)      1,039
                                                  ---------    --------

Net increase (decrease) in cash                     (11,740)     30,334

Cash and equivalents,
 beginning of period                                 18,683       6,687
                                                  ---------    --------

Cash and equivalents,
 end of period                                    $   6,943    $ 37,021
                                                  ---------    --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


                    THREE MONTHS ENDED OCTOBER 31, 1996
                       COMPARED TO OCTOBER 31, 1995

The Company's revenues decreased by 8.3% to $402,570 in the first quarter of fiscal 1997 as compared to $438,816 in the first quarter of fiscal 1996.

The Company's costs and expenses decreased in the period to $338,082 or 84% of revenues as compared to $400,227 or 91% in the same period of 1996. The primary difference in the two periods was an overall decrease in cost of sales expenses.

The Company's net income in the first quarter of 1996 was $64,488 as compared to $38,588 in the same period in fiscal 1996. The increase in net income was a result of the Company's increase in profit margins on the products sold.

                      LIQUIDITY AND CAPITAL RESOURCES

The Company has two lines of credit totalling $75,000 which it uses for short-term borrowing to acquire inventory. On October 31,1996, the outstanding balance on these lines was $69,209. The lines of credit and its current assets of $281,489 are deemed sufficient to fund operations for the next twelve months. As of October 31, 1996, the Company had $5,791 available under the lines of credit.

                       RICHMOND CAPITAL CORPORATION
                  NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              October 31, 1996


General
The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange
Commission.   Certain information and footnote disclosures normally include in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary to a fair statement of the results of operations for the periods presented have been made.

                         PART II.  OTHER INFORMATION

ITEM 1 THROUGH 3.
NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY/HOLDERS
NONE

ITEM 5.  OTHER INFORMATION
NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  NONE
(b)  NONE

                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


RICHMOND CAPITAL CORPORATION
(Registrant)



DATE:  December 9, 1996



                                            J. Keith Henderson
                                            President


                                     signed J. Keith Henderson