Form 10-K/A
period 1996-07-31
RICHMOND CAPITAL CORPORATION
filed 1997-02-06
CIK 846535

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

Description of Business

The Company purchases and resells various types of used computers, computer parts and computer-related equipment for Harris, Digital Equipment Corporation, Encore, Concurrent, Leeds & Northrupt, DCD-Cyber, Dydin Controls, Landis and Gyr systems.

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

The Company has never paid cash dividends on its common stock and has no plans to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
                                             July 31,
                            1996      1995       1994       1993       1992

Balance Sheet Data
Total assets            $269,359  $374,777   $621,281    $221,593   $297,173
Shareholders' equity     117,908   111,704    435,499     178,751    273,083

Income Statement Data
Total revenue          1,466,173   941,948    675,686     729,156  1,038,311
Operating expenses     1,457,267 1,021,630    649,938     814,263  1,013,402
Net income (loss)
 from continuing
 operations                6,204   (67,091)    25,748     (85,107)    24,909
   Net income (loss)
    from continuing
    operations per
    common share           $0.00     ($.03)      $.01       ($.06)      $.07

Weighted average number of
   common shares
   outstanding         1,787,300 1,927,918  1,806,204   1,499,131  1,804,380
Common shares
   outstanding         1,787,300 1,787,300  2,087,300   1,787,300  1,305,750
Preferred shares
   outstanding              -         -          -           -       250,000

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

The Company's 1996 sales volume has increased over 1995 by approximately $600,000. The increase of 1995 over 1994 was $200,000. This continued increase was primarily due to the Company's increase in telephone sales staff. The gross margin on the new sales generated were greater than the gross margin in 1995. The gross margin in 1995 had declined from the prior year. Management believes as the new personnel become more familiar with the product lines, sales will continue to increase and profit margins will improve.

Company Revenue

The sales revenue reported in the financial statements reflects the total sales of used computers and computer related equipment through July 31, 1996. These sales through July 31, 1996 are approximately $600,000 greater than the 1995 and $800,000 greater than the year ended July 31, 1994. The increase resulted primarily from new sales of a larger and more experienced sales staff which negotiate the acquisition cost of the used computer equipment and also negotiate the sales price with the customer.

Company Cost of Sales

The cost of sales is directly related to the cost of the equipment purchased. Since the revenue is derived from the sale of used computers and computer equipment, the cost of sales will fluctuate with the going price of used computer equipment. There are no market price quotations for the equipment and therefore no industry standards or long term prior history for comparison. The cost of sales for the year ended July 31, 1996, 1995 and 1994 totaled 66%, 85% and 59%, respectively. It is management's belief that cost of sales decreased in the current year primarily because of the increase of experience in negotiating equipment acquisitions and sales by the new sales staff. The increase in cost of sales in the year ended July 31, 1995 was primarily a result of inexperienced new staff in negotiating the used equipment acquisitions. Management expects the results for future years to continue to increase once a full crew of completely trained sales force is established.

Other Operating Expenses

The other operating expenses are general in nature and are the basic expenses required to maintain an office and staff for administration and sales related functions and promote additional sales volume. While some of these expenses have significantly increased in dollar amount, these expenses as a percentage of sales have remained relatively constant over the last three years.


Advertising and print costs have increased annually as a result of targeting new clients and increasing the advertising to generate new sales leads.

Auto expenses and travel and lodging increased from efforts to increase marketing and sales by traveling to existing and potential customers and increased attendance at computer trade shows.

Contributions significantly increased in the year end July 31, 1995 as a result of giving non-saleable inventory to charity.

Salaries and contract labor increased as a result of adding additional sales force to increase sales.

Office expenses have increased as a result of additional sales staff and a larger facility.

Insurance increases have been primarily due to the increase in sales force needed to increase sales volume.

Telephone costs are directly related to increases in sales since the primary source of sales is through telemarketing.

Depreciation and Amortization

Depreciation expense reflects the current period utility of the assets based on their useful lives. Depreciation expense decreased in the current year as a result of the reduction of depreciable assets in the sale of the wholly-owned subsidiary in the year ended July 31, 1995. There is no amortization for the current year.

Rent

Rent increased in the current year as a result of relocating to a larger facility. Rent is being expensed on a straight line basis over the term of the lease for office, warehouse and apartment space.

Interest and Dividend Income/Expense

There have been no material amounts of interest income earned or interest expense paid during the current or prior years. Interest income for the year totaled $800 and was from a loan to an officer of the Company. Dividends on investments totalled $4,500. Interest expense is for cash advances on two credit lines.

Liquidity

The Company believes its cash generated from operations, its ability to secure short term working capital needs, and the prospects of increasing sales of used computers and computer equipment will provide sufficient cash to meet current working capital needs. Capital is typically provided primarily through cash from operations and credit received from trade creditors.


There were capital expenditures for property and equipment during the fiscal year ended July 31, 1996 and 1995 totaling $75,000 and $20,000. The Company relocated its offices in September 1995 and the capital expenditures were for leasehold improvements, new furniture and equipment and computer upgrades.
No major capital expenditures are expected for fiscal 1997.

The Company had no long-term debt at July 31, 1996. The Company had $72,000 of advances against lines of credit at July 31, 1996. These funds were used to fund the purchase of property and equipment. The Company does not anticipate the need for long-term borrowing for fiscal year 1997.

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

    Statements of Cash Flows for the years ended July 31, 1996 and 1995 Notes to Financial Statements
    Independent Auditor's Report on Accompanying Information
    Schedule of Other Operating Expenses for the years ended July 31, 1996 and 1995
    Independent Auditor's Report
    Balance Sheets - July 31, 1995 and 1994
    Statements of Income (Loss) for the years ended July 31, 1995 and 1994 Statements of Changes in Shareholders' Equity for the years ended July
      31,1995 and 1994
    Statements of Cash Flows for the years ended July 31, 1995 and 1994 Notes to Financial Statements
    Independent Auditor's Report on Accompanying Information
    Schedule of Other Operating Expenses for the years ended July 31, 1995 and 1994

2.  Schedules

    NONE

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
                                                        ====================




See notes to financial statements

                             RICHMOND CAPITAL CORPORATION
                          Statements of Income (Loss)

                                                    Years Ended July 31,
                                                   _______________________
                                                     1996           1995
                                                   _______________________
Revenues
   Sales                                           $1,466,173   $  866,797
   Rental income                                         -          75,151
                                                   _______________________
                                                    1,466,173      941,948
                                                   _______________________
Cost of sales
   Purchases                                          910,237      699,376
   Freight and mailings                                 8,589       35,265
                                                   _______________________
                                                      968,826      734,641
                                                   _______________________
Gross profit                                          497,347      207,307
                                                   _______________________
Other expenses
   Other operating expenses                           414,372      220,831
   Depreciation                                         6,808       23,505
   Rent                                                57,261       42,653
   Bad debt                                              -           1,802
                                                   _______________________
                                                      488,441      288,791
                                                   _______________________
Income (loss) from operations                           8,906      (79,682)
                                                   _______________________
Other income (deductions)
   Interest and dividend income                         5,300          800
   Interest expense                                    (5,132)      (3,751)
                                                   _______________________
                                                          168       (2,951)
                                                   _______________________
Income (loss) from
 continuing operations                                  9,074      (84,435)
Loss on sale of subsidiary                               -         (32,348)
                                                   _______________________
Income (loss) before taxes                              9,074     (116,783)
Income tax (provision) benefit                         (2,870)      23,988
                                                   _______________________
Net income (loss)                                  $    6,204   $  (92,795)
                                                   =======================

Net income (loss) from continuing operations
 per common share                                  $     .00    $    (0.03)
Weighted average number of common
 shares outstanding                                 1,787,300    1,927,918

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

Shares of
 common stock
 cancelled in
 sale of
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
               =============================================================














See notes to financial statements

                         RICHMOND CAPITAL CORPORATION

                           Statements of Cash Flows


                                                        Years Ended July 31,
                                                       _____________________
                                                          1996      1995
                                                       _____________________

Cash flows from operating activities
   Net income (loss)                                   $  6,204  $ (92,795)
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities
       Depreciation                                      16,808     23,505
       Loss on sale of subsidiary                          -        32,348
   Decrease (increase) in
    accounts receivable                                 161,589    (82,861)
       Less decrease in subsidiary sold                     -        3,008
   Decrease (increase) in inventory                       4,334    (26,386)
   Increase (decrease) in accounts
    payable and accrued expenses                       (183,900)   191,226
       Less decrease in subsidiary sold                   -        (46,035)
                                                      _____________________
       Net cash provided by operating
         activities                                       5,035      2,010
                                                      _____________________
Cash flows from investing activities
   Purchases of property and equipment                  (75,060)   (20,535)
   Decrease (increase) in deposits                       (4,000)      -
   Proceeds on sale of equipment                         14,542       -
   Decrease (increase) in officer loans                    (800)    11,002
                                                      ______________________
       Net cash (used in) investing
        activities                                      (65,318)    (9,533)
                                                      ______________________
Cash flows from financing activities
   Proceeds from credit lines                            72,278       -
   Payments on long-term debt                              -        (3,530)
       Net cash provided by (used in)                 ______________________
        financing activities                             72,278     (3,530)
                                                      ______________________
Net increase (decrease) in cash                          11,995    (11,053)
Cash and cash equivalents,
 beginning of year                                        6,687     17,740
                                                      ______________________
Cash and cash equivalents, end of year                $  18,682  $   6,687
                                                      ======================



See notes to financial statements

                        RICHMOND CAPITAL CORPORATION

          SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

On January 31, 1995, the Company sold RCC of Louisiana, Inc. (RCL) by reacquiring 300,000 common shares in exchange for all of the issued and outstanding stock of RCL. The fair market value of the 300,000 common shares was $230,000. Assets totalling $3777,736 and related debt of $110,405 previously acquired in the merger were sold in this transaction. No assets or liabilities of the subsidiary were retained by the Company.


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

Inventories

Inventories consist of used computers, computer parts and peripheral equipment held for resale and are stated at the lower of cost (first-in, first-out) or market.

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

                         RICHMOND CAPITAL CORPORATION
                         Notes to Financial Statements
                            July 31, 1996 and 1995

Note 1 - Summary of significant accounting policies (continued)

Investments

Investment assets consist of trading securities. The cost of the securities totaled $6,500 at July 31, 1996 and 1995. The market value of the securities as of July 31, 1996 and 1995 was $6,500.

Revenue recognition policy

The Company derives its income from the sale of used computers and computer-related equipment. Income is recognized when a sale has occurred merchandise delivered and the customer invoiced. The Company, through its wholly-owned subsidiary, also derived income from the lease of real estate holdings.

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

                         RICHMOND CAPITAL CORPORATION
                         Notes to Financial Statements
                            July 31, 1996 and 1995

Note 2 - Organization and description of the business (continued)

During the year ended July 31, 1995, the management of the Company decided not to continue the real estate leasing operations which was included in RCL. This decision was made because the real estate leases were with truck stops with video poker facilities, revenues were not as expected, and public support of video poker operations were diminishing. On January 31, 1995, the Company sold all of its issued and outstanding shares of RCL to the previous sole shareholder of RCL in exchange for the cancellation of his 300,000 shares of Richmond Capital Corporation common stock. The transaction represents a cancellation of 14.4% of the then currently issued and outstanding voting securities of the Company. The Company recorded a loss on the sale of $32,348.

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

Future minimum lease commitments are as follows:

                   For the year ended July 31,           Amount
                   ___________________________         ________
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

At July 31, 1996 and 1995, the Company had the following net operating loss
(NOL) carryforwards and resulting deferred income tax benefit based on federal and state statutory rates:

                                           NOL         Tax
                                       Carryforward   Benefit
                                        _____________________
          Balance at July 31, 1995      $ 77,000     $ 23,988
          Utilized at July 31, 1996      (15,000)      (2,870)
                                        _____________________
          Balance at July 31, 1996      $ 62,900     $ 21,118
                                        =====================

Income tax expense consists of the following components:

                                           1996          1995
                                        ______________________
Current                                 $ -           $   -
Deferred                                 2,870            -
Tax benefit of net operating loss         -            (23,988)
                                        ______________________
Total tax expense (benefit)             $2,870        $(23,988)
                                        ======================

                         RICHMOND CAPITAL CORPORATION
                         Notes to Financial Statements
                            July 31, 1996 and 1995

Note 6 - Related party transactions

At July 31, 1996 and 1995, the Company had a note receivable from an officer of the Company of $10,000 plus accrued interest of $3,402 and $2,602 at July 31, 1996 and 1995, respectively. The principal and interest are due in full on July 31, 19967. At July 31, 1996 and 1995, the Company owed $37,155 and $98,202 for advances from an entity that is related through management affiliation.

Note 7 - Warranties

During the fiscal year ended July 31, 1995, the company established a warranty program that provides for repair, replacement or full refund for a period of one hundred-twenty (120) days from the date of sale. No warranty claims were filed during the year; and, at July 31, 1996 and 1995, no warranty claims were pending.

Note 8 - Loss on sale of subsidiary

On January 31, 1995, the Company sold its interest in its wholly-owned subsidiary. The Company recorded a loss on the sale, net of the income tax benefit, of $25,704. This represents a net loss of $.01 per common share.

Note 9 - Advertising cost

The Company expenses advertising costs as incurred. Advertising consists primarily of magazine and computer trade publication advertising for the lines of computer equipment that the Company sales. At July 31, 1996 and 1995, advertising costs totalled $16,971 and $11,264, respectively.

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
                                                      ===================

See notes to financial

                         RICHMOND CAPITAL CORPORATION
                         Statements of Income (Loss)

                                                      Years Ended July 31,
                                                     ______________________
                                                         1995       1994
                                                     ______________________
Revenues
   Sales                                             $  866,797  $  660,105
   Rental income                                         75,151      15,581
                                                     ______________________
                                                        941,948     675,686
                                                     ______________________
Cost of sales
   Purchases                                            699,376     347,037
   Freight and mailings                                  35,265      39,432
                                                     ______________________
                                                        734,641     386,469
                                                     ______________________
Gross profit                                            207,307     289,217
                                                     ______________________
Other expenses
   Other operating expenses                             220,831     178,018
   Depreciation                                          23,505      10,163
   Rent                                                  42,653      52,960
   Bad debt                                               1,802        -
                                                     ______________________
                                                        288,791     241,141
                                                     ______________________
Income (loss) from operations                           (79,682)     48,076
                                                     ______________________
Other income (deductions)
   Interest income                                          800       1,600
   Interest expense                                      (3,751)    (13,456)
   Gain on sale of investments                             -          5,734
   Market value decline on investments                     -         (6,605)
                                                     ______________________
                                                         (2,951)    (12,727)
                                                     ______________________
Income (loss) from
 continuing operations                                  (84,435)     35,349
Loss on sale of subsidiary                               32,348        -
                                                     ______________________
Income (loss) before taxes                              (116,783)     35,349
Income tax (provision) benefit                           23,988      (9,601)
                                                     ______________________
Net income (loss)                                    $  (92,795) $   25,748
Net income (loss) from continuing operations
 per common share                                    $    (0.03) $     0.01
Weighted average number of common
 shares outstanding                                   1,927,918   1,806,204

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

Shares of common
 stock cancelled
 in sale
 of subsidiary   (300,000)      (300)  (230,700)        -         (231,000)

Balance,
 July 31, 1995   1,787,300     $1,787   $262,635    $(152,718)    $ 111,704












See notes to financial statements

                         RICHMOND CAPITAL CORPORATION

                           Statements of Cash Flows

                                                     Years Ended July 31,
                                                     ____________________
                                                        1995        1994
                                                     ____________________
Cash flows from operating activities
   Net income (loss)                                 $ (92,795) $  25,748
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities
      Depreciation                                      23,505     10,163
      Gain on sale of investment                          -        (5,734)
      Market value decline on investments                 -         6,605
      Loss on sale of subsidiary                        32,348       -
   Decrease (increase) in
    accounts receivable                                (82,861)  (113,310)
      Less decrease in subsidiary sold                   3,008       -
   Decrease (increase) in inventory                    (26,386)    48,000
   Increase in accounts payable
    and accrued expenses                               191,226     55,137
      Less decrease in subsidiary sold                 (46,035)      -
                                                     ____________________
      Net cash provided by operating
       activities                                        2,010     26,609
                                                     ____________________
Cash flows from investing activities
   Purchases of property and equipment                 (20,535)  (150,000)
   Decrease in deposits                                   -         3,382
   Proceeds on sale of investments                        -        15,108
   Decrease (increase) in officer loans                 11,002     (1,600)
                                                     ____________________
      Net cash (used in) investing
       activities                                       (9,533)  (133,110)
                                                     ____________________
Cash flows from financing activities
   Increase in capital in excess
    of par value                                          -        31,000
   Proceeds from long term debt                           -       120,000
   Payments on long term debt                           (3,530)   (32,197)
                                                     ____________________
      Net cash provided by (used in)
       financing activities                             (3,530)   118,803
                                                     ____________________
Net increase (decrease) in cash                        (11,053)    12,302
Cash and cash equivalents, beginning of year            17,740      5,438
                                                     ____________________
Cash and cash equivalents, end of year               $   6,687  $  17,740
                                                     ====================

See notes to financial statements

                         RICHMOND CAPITAL CORPORATION

         SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

On January 31, 1995, the Company sold RCC of Louisiana, Inc. (RCL) by reacquiring 300,000 common shares in exchange for all of the issued and outstanding stock of RCL. The fair market value of the 300,000 common shares had a fair market value of approximately $230,000. Assets totalling $377,736 and related debt of $110,405 previously acquired in the merger were sold in this transaction. No assets or liabilities of the subsidiary were retained by the Company.


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

Inventories

Inventories consist of used computers, computer parts and peripheral equipment held for resale and are stated at the lower of cost (first-in, first-out) or market.

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

                         RICHMOND CAPITAL CORPORATION
                         Notes to Financial Statements
                            July 31, 1995 and 1994

Note 1 - Summary of significant accounting policies (continued)

Investments

Investment assets consist of trading securities. The cost of the securities totaled $13,105 and $22,479 at July 31, 1995 and 1994, respectively. Securities with a cost of $9,374 were sold and a gain recorded in the amount of $5,734 during the year ended July 31, 1994. The market value of the remaining securities as of July 31, 1995 and 1994 was $6,500. The market decline from cost of $6,605 was also recorded in 1994.

Revenue recognition policy

The Company derives its income from the sale of used computers and computer-related equipment. Income is recognized when a sale has occurred merchandise delivered and the customer invoiced. The Company, through its wholly-owned subsidiary, also derived income from the lease of real estate holdings.

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

During the year ended July 31, 1995, the management of the Company decided not to continue the real estate leasing operations which was included in RCL. This decision was made because the real estate leases were with truck stops with video poker facilities, revenues were not as expected, and public support of video poker operations were diminishing. On January 31, 1995, the Company sold all of its issued and outstanding shares of RCL to the previous sole shareholder of RCL in exchange for the cancellation of his 300,000 shares of Richmond Capital Corporation common stock. The transaction represents a cancellation of 14.4% of the then currently issued and outstanding voting securities of the Company. The Company recorded a loss on the sales of $32,348.

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

At July 31, 1995, the Company had net operating loss carryforwards totalling approximately $77,000 that expires in 2010 which may be offset against future taxable income. A tax benefit of $23,988 has been reported in the July 31, 1995 financial statements based on the federal and state statutory rates.

Income tax expense consists of the following components:

                                                  1995           1994
                                                -----------------------
Current                                         $   -           $10,092
Deferred                                            -              (491)
Tax benefit of net operating loss                (23,988)          -
                                                -----------------------
Total tax expense (benefit)                     $(23,988)       $ 9,601
                                                =======================

Note 6 - Related party transactions

At July 31, 1995 and 1994, the Company had notes receivable from officers of the Company totalling $10,000 and $20,000, respectively. Accrued interest at 8% per annum, totalled $2,602 and $3,604, respectively with the principal and interest due in full on July 31, 1997.

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

Note 8 - Loss on sale of subsidiary

On January 31, 1995, the Company sold its interest in its wholly-owned subsidiary. The Company recorded a loss on the sale of $32,348. This represents a net loss of $.01 per common share.

Note 9 - Advertising costs

The Company expenses advertising costs as incurred. Advertising consists primarily of magazine and computer trade publication advertisements for the lines of used computer equipment that the company sales. At July 31, 1995 and 1994, advertising costs totalled $11,264 and $5,903, respectively.

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

 signed Michele L. Prater                       Director
Michele L. Prater

                              EXHIBIT INDEX

EXHIBIT                                          METHOD OF FILING
-------                                   -----------------------------
  27.  Financial Data Schedule            Filed herewith electronically