Form 10-Q/A
period 1996-10-31
RICHMOND CAPITAL CORPORATION
filed 1997-02-12
CIK 846535

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

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       Richmond Capital Corporation

                               Balance Sheet

                                                   October 31,    July 31,
                                                      1996          1996
                                                    Unaudited     Audited
                                                    ---------     -------
ASSETS
Current Assets
   Cash                                              $  6,943     $ 18,682
   Investments                                          6,500        6,500
   Accounts receivable                                199,756      103,616
   Inventory                                           54,888       49,888
                                                     --------     --------
         Current assets                               268,087      178,686

   Property and equipment (net of depreciation)        61,174       65,375
   Leasehold improvements (net of depreciation)         7,096        7,896
   Note receivable - officer                           13,402       13,402
   Other assets                                         4,000        4,000
                                                     --------     --------
        Total assets                                 $353,759     $269,359
                                                     --------     --------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
   Accounts payable                                    69,997       77,027
   Accrued payables                                      -           2,146
   Notes payable                                      101,364       72,278
                                                     --------     --------

        Total current liabilities                     171,361      151,451

Common stock - $.001 par value
 100,000,000 shares authorized
 1,787,300 shares issued and
 outstanding at October 31, 1995                        1,788        1,788

Capital in excess of par value                        262,634      262,634

Retained earnings                                     (82,024)    (146,514)
                                                     --------    ---------

Total shareholders' equity                            182,398      117,908

Total liabilities and shareholders' equity           $353,759     $269,359
                                                     --------     --------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


                    THREE MONTHS ENDED OCTOBER 31, 1996
                       COMPARED TO OCTOBER 31, 1995

The Company's revenues decreased by 8.3% to $402,570 in the first quarter of fiscal 1997 as compared to $438,816 in the first quarter of fiscal 1996.
This is primarily due to timing of several sales that did not close until the early part of the second quarter of fiscal 1996.

The Company's costs and expenses decreased in the period to $338,082 or 84% of revenues as compared to $400,227 or 91% in the same period of 1996. The primary difference in the two periods was an overall decrease in cost of sales expenses which decreased from 64% to 50% of revenue. This decrease resulted from the fluctuation of the going price for used computer equipment and increased experience in negotiating equipment acquisitions by the sales staff.

The increase in other expenses was primarily additional compensation to the sales staff and increased provision for income taxes.

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

The Company's accounts receivable balance increased $96,000 during the first quarter of fiscal year 1996. This increase was a result of two sales in the last week of the quarter and the funds were received in the month subsequent to the end of the quarter.

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


                                     signed/s/ J. Keith Henderson

                               EXHIBIT INDEX

EXHIBIT                                             METHOD OF FILING
-------                                       -----------------------------
  27.     Financial Data Schedule             Filed herewith electronically