Form 10-Q
period 1997-01-31
RICHMOND CAPITAL CORPORATION
filed 1997-03-19
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                                FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT  OF 1934


For the quarter January 31, 1997            Commission file number 33-26798-D


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

1,787,300 shares of common stock, $.001 par value, (the issuer's only class of common stock), were outstanding as of March 12, 1997.

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       Richmond Capital Corporation

                               Balance Sheets

                                                   January 31,    July 31,
                                                      1997         1996
                                                    Unaudited     Audited
                                                    ---------     -------
ASSETS
Current Assets
   Cash                                              $ 16,141     $ 18,682
   Investments                                          6,500        6,500
   Accounts receivable                                381,679      103,616
   Inventory                                           74,888       49,888
                                                     --------     --------
         Current assets                               479,208      178,686

   Property and equipment (net of depreciation)        56,974       65,375
   Leasehold improvements (net of depreciation)         6,296        7,896
   Note receivable - officer                           13,402       13,402
   Other assets                                       124,000        4,000
                                                     --------     --------
        Total assets                                 $679,880     $269,359
                                                     --------     --------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
   Accounts payable                                    97,960       77,027
   Accrued expenses                                     1,459        2,146
   Income taxes                                       113,586         -
   Notes payable                                      151,767       72,278
                                                     --------     --------

        Current liabilities                           364,772      151,451

Common stock - $.001 par value
 100,000,000 shares authorized
 1,787,300 shares issued and
 outstanding at October 31, 1995                        1,788        1,788

Capital in excess of par value                        262,634      262,634

Retained earnings (deficit)                            50,686     (146,514)
                                                     --------    ---------

Total shareholders' equity                            315,108      117,908
                                                     --------     --------
Total liabilities and shareholders' equity           $679,880     $269,359
                                                     --------     --------

                       Richmond Capital Corporation

                         Statement of Operations
                               (Unaudited)


                                Quarter Ended          Six months ended
                                 January 31,              January 31
                              1997        1996         1997        1996
                            --------    --------     --------    --------

   Sales                    $825,391    $435,053     $1,227,961  $873,869
   Cost of sales             444,818     305,257        646,138   587,771
                            --------    --------     ----------  --------

   Gross profit              380,573     129,796        581,823   286,098


   Expenses                  129,862     118,816        250,624   236,530
                            --------    --------     ----------  --------

   Income before taxes       250,711      10,980        331,199    49,568

   Income taxes              118,000        -           134,000      -
                            --------    --------     ----------   -------

   Net income               $132,711     $10,980        197,199    49,568

   Per common share            .07         .01            .11       .03

   Weighted number shares
   outstanding             1,787,300   1,787,300      1,787,300  1,787,300

                       Richmond Capital Corporation

                         Statement of Cash Flows
                               (Unaudited)
                            Three Months Ended

                                  Quarter Ended        Six Months Ended
                                    January 31,           January 31,
                                 1997        1996        1997        1996
                              ---------    --------    ---------   ---------

Cash flow from operating
  activities:
   Net income                 $ 132,711    $ 10,980    $197,199   $ 49,568
   Noncash items included in
    net income
      Depreciation                5,000       5,000      10,000     10,000
      Net changes in:
        Accounts receivable    (181,923)     53,566    (298,477)   155,582
        Inventory               (20,000)    (23,716)    (25,000)   (15,942)
        Deposits               (120,000)       -       (120,000)      -
        Accounts payable and
         accrued expenses       143,008     (73,985)    191,402   (137,868)
                              ---------    --------    --------   --------

Net cash provided
   by operating activities      (41,204)    (28,155)    (44,876)    61,340
                              ---------    --------    --------   --------

Cash flows from investing
  activities:
   Purchase of property
    and  equipment                 -         (6,576)       -       (66,777)

Cash flows from financing
  activities:
   Changes in notes payable      50,402      12,392      42,334     13,432
                              ---------    --------    --------   --------

Net increase(decrease) in cash    9,198     (22,339)     (2,542)     7,995

Cash and equivalents,
 beginning of period              6,943      37,021      18,683      6,687
                              ---------    --------   ---------   --------

Cash and equivalents,
 end of period                $  16,141    $ 14,682    $ 16,141   $ 14,682
                              ---------    --------   --------    --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


                    THREE MONTHS ENDED JANUARY 31, 1997
                       COMPARED TO JANUARY 31, 1996

The Company's revenues increased by 90% to $825,391 in the second quarter of fiscal 1997 as compared to $435,053 in the second quarter of fiscal 1996. This is primarily due to timing of several sales that did not close at the end of the first quarter of fiscal 1997 and increased production of a larger and more experienced sales staff.

The Company's costs and expenses in the period before provision for income taxes totaled $574,680 or 70% of revenues as compared to $424,073 or 97% in the same period of 1996. The primary difference in the two periods was an overall decrease in cost of sales expenses which decreased from 70% to 54% of revenue. This decline was the result of the decrease in price for used computer equipment and a lower ratio of expenses to sales.

The increase in other expenses was primarily additional compensation to the sales staff and increased provision for income taxes.

The Company's net income after tax in the second quarter of 1997 was $132,711 as compared to $10,980 in the same period in fiscal 1996. The increase in net income was a result of the Company's increase in both sales volume and profit margins on the products sold.

                     SIX MONTHS ENDED JANUARY 31, 1997
                       COMPARED TO JANUARY 31, 1996

The Company's revenues increased by 41% to $1,227,961 for the six months ended January 31, 1997 as compared to $873,869 for the six months ended January 31, 1996. The increase in revenue is attributed to an increase in marketing and a more experienced sales staff.

The Company's cost and expenses increased during the period; however, the increase represents a lower percentage of total revenue. Cost and expenses were $912,762 or 74% of revenue for the six months ended January 31, 1997 as compared to $824,301 or 95% for the six months ended January 31, 1996. The difference in the two periods was a direct result of the increase in overall sales.

The Company's after tax income for the six months ended January 31, 1997 was $197,199 as compared to a $49,568 for the same period of the previous year.

                      LIQUIDITY AND CAPITAL RESOURCES

The Company has two lines of credit totalling $100,000 which it uses for short-term borrowing to acquire inventory. On January 31, 1997, the outstanding balance on these lines was $91,510. The Company also has other short term loans totaling $60,257 of which $43,300 is from stockholders. The lines of credit, other loans, and its current assets of $492,609 are deemed sufficient to fund operations for the next twelve months. As of January 31, 1997, the Company had $8,490 available under the lines of credit.

The Company's accounts receivable balance increased $182,000 during the second quarter of fiscal year 1997. This increase was a result of the 90% increase in sales over the same period in fiscal 1996 and was also an increase of 105% of the first quarter of fiscal year 1997.

                       RICHMOND CAPITAL CORPORATION
                  NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              January 31, 1997


General
The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange
Commission.   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary to a fair statement of the results of operations for the periods presented have been made.

                         PART II.  OTHER INFORMATION

ITEM 1 THROUGH 3.
NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY/HOLDERS
NONE

ITEM 5.  OTHER INFORMATION
NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K FOR THE QUARTER ENDED JANUARY 31,
1997
(a)  NONE
(b)  NONE

                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


RICHMOND CAPITAL CORPORATION
(Registrant)


DATE:  March 12, 1997

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