Form 10-Q
period 1997-04-30
RICHMOND CAPITAL CORPORATION
filed 1997-06-18
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                                FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT  OF 1934


For the quarter April 30, 1997              Commission file number 33-26798-D


                           VARTECH SYSTEMS INC.
                 (formerly RICHMOND CAPITAL CORPORATION)
          (exact name of registrant as specified in its' charter)



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

1,787,300 shares of common stock, $.001 par value, (the issuer's only class of common stock), were outstanding as of June 6, 1997.

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           VarTech Systems Inc.
                  (Formerly Richmond Capital Corporation)

                               Balance Sheets

                                                   April 30,      July 31,
                                                      1997         1996
                                                    Unaudited     Audited
                                                    ---------     -------
ASSETS
Current Assets
   Cash                                              $ 14,192     $ 18,682
   Investments                                          6,500        6,500
   Accounts receivable                                430,359      103,616
   Inventory                                           84,888       49,888
                                                     --------     --------
         Current assets                               535,939      178,686

   Property and equipment (net of depreciation)        47,774       65,375
   Leasehold improvements (net of depreciation)         5,496        7,896
   Note receivable - officer                           19,602       13,402
   Other assets                                       124,000        4,000
                                                     --------     --------
        Total assets                                 $732,811     $269,359
                                                     --------     --------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
   Accounts payable                                    94,186       77,027
   Accrued expenses                                     9,492        2,146
   Income taxes                                       134,586         -
   Notes payable                                      123,996       72,278
                                                     --------     --------
        Current liabilities                           362,260      151,451

Common stock - $.001 par value
 100,000,000 shares authorized
 1,787,300 shares issued and
 outstanding                                            1,788        1,788

Capital in excess of par value                        262,634      262,634

Retained earnings (deficit)                           106,129     (146,514)
                                                     --------     --------
Total shareholders' equity                            370,551      117,908
                                                     --------     --------
Total liabilities and shareholders' equity           $732,811     $269,359
                                                     --------     --------

                          VarTech Systems Inc.
                (formerly Richmond Capital Corporation)

                         Statement of Operations
                               (Unaudited)


                                Quarter Ended          Nine months ended
                                 April 30,                April 30,
                              1997        1996         1997        1996
                            --------    --------     --------    --------

   Sales                    $722,859    $226,604     $1,950,820$1,100,473
   Cost of sales             462,205     161,692      1,108,343   749,463
                            --------    --------     ----------  --------

   Gross profit              260,654      64,912        842,477   351,010


   Expenses                  186,208     128,113        434,835   364,642
                            --------    --------     ----------  --------

   Income before taxes        74,446     (63,201)       407,642   (13,632)

   Income taxes               21,000        -           155,000      -
                            --------    --------     ----------   -------

   Net income                $53,446    $(63,201)       252,642   (13,632)

   Per common share            .03        (.04)           .14      (.01)

   Weighted number shares
   outstanding             1,787,300   1,787,300      1,787,300  1,787,300

                          VarTech Systems Inc.
                (formerly Richmond Capital Corporation)

                         Statement of Cash Flows
                               (Unaudited)
                            Three Months Ended

                                  Quarter Ended        Nine Months Ended
                                     April 30,              April 30,
                                 1997        1996        1997        1996
                              ---------    --------    ---------   ---------
Cash flow from operating
  activities:
   Net income                 $  53,446    $(63,201)   $252,642   $(13,632)
   Noncash items included in
    net income
      Depreciation               10,000       5,000      20,000     15,000
      Net changes in:
        Accounts receivable     (54,880)      5,033    (353,357)   160,615
        Inventory               (10,000)      8,500     (35,000)    (7,442)
        Deposits                               -       (120,000)      -
        Accounts payable and
         accrued expenses        25,259     (18,386)    216,661   (156,255)
                              ---------    --------    --------   --------

Net cash provided
   by operating activities       23,825     (63,054)    (19,054)    (1,714)
                              ---------    --------    --------   --------

Cash flows from investing
  activities:
   Purchase of property
    and  equipment                 -         (7,859)       -       (74,636)

Cash flows from financing
  activities:
   Changes in notes payable     (25,774)     67,145      14,563     80,577
                              ---------    --------    --------   --------

Net increase(decrease) in cash   (1,949)     (3,768)     (4,491)     4,227

Cash and equivalents,
 beginning of period             16,141      14,682      18,683      6,687
                              ---------    --------    --------   --------

Cash and equivalents,
 end of period                $  14,192    $ 10,914    $ 14,192   $ 10,914
                              ---------    --------    --------   --------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND             RESULTS OF OPERATIONS

                    THREE MONTHS ENDED APRIL 30, 1997
                        COMPARED TO APRIL 30, 1996

The Company's revenues increased to $722,859 in the third quarter of fiscal 1997 as compared to $226,604 in the third quarter of fiscal 1996. This revenue increase is primarily due to increased sales activity in new markets and increased production of the sales staff.

The Company's costs and expenses in the period before provision for income taxes totaled $648,413 or 90% of revenues as compared to $289,805 or 128% in the same period of 1996. The primary difference in the two periods was the substantial increase in sales volume.

The increase in other expenses was primarily additional compensation to the sales staff and increased provision for income taxes.

The Company's net income after tax in the third quarter of 1997 was $53,446 as compared to a loss of ($63,201) the same period in fiscal 1996. The increase in net income was a result of the Company's increase in both sales volume and profit margins on the products sold.

                     NINE MONTHS ENDED APRIL 30, 1997
                        COMPARED TO APRIL 30, 1996

The Company's revenues increased by 77% to $1,950,820 for the nine months ended April 30, 1997 as compared to $1,100,473 for the nine months ended April 30, 1996. The increase in revenue is attributed to an increase in marketing and additional product lines.

The Company's cost and expenses increased during the period; however, the increase represents a lower percentage of total revenue. Cost and expenses were $1,543,178 or 79% of revenue for the nine months ended April 30, 1997 as compared to $1,114,105 or 101% for the nine months ended April 30, 1996. The difference in the two periods was a direct result of the increase in overall sales.

The Company's after tax income for the nine months ended April 30, 1997 was $252,642 as compared to a loss of ($13,632) for the same period of the previous year.
                      LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit totaling $125,000 which it uses for short-term borrowing to finance receivable and acquire inventory. On April 30, 1997, the outstanding balance on these lines was $107,686. The Company also has other short term loans totaling $16,310. The lines of credit, other loans, and its current assets of $535,939 are deemed sufficient to fund operations for the next twelve months. As of April 30, 1997, the Company had $17,314 available under the lines of credit.


The Company's accounts receivable balance increased $48,680 during the third quarter of fiscal year 1997. This increase was a result of the 218% increase in sales over the same period in fiscal 1996 in conjunction with the year to date increase of $850,346 or 77% for fiscal 1997 over fiscal 1996.

                          VARTECH SYSTEMS INC.
                 (formerly RICHMOND CAPITAL CORPORATION)
                  NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             April 31, 1997


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

                         PART II.  OTHER INFORMATION

ITEM 1 THROUGH 3.
NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY/HOLDERS
NONE

ITEM 5.  OTHER INFORMATION

The Company filed Articles of Amendment to the Articles of Incorporation pursuant to the provisions of the Colorado Business Corporation Act and changed the company name from Richmond Capital Corporation to VarTech Systems Inc.


The Company filed Form 8-K and Form 8-K/A dated February 1, 1997 detailing the acquisition of Encore Investments, Inc. Cash payments required were to be provided by loan proceeds from DBS Capital Corporation for payment on May 31, 1997. The DBS loans were not finalized and the acquisition has been delayed. No results of the operations of Encore Investments, Inc. have been included in the third quarter operations of VarTech Systems Inc. (formerly Richmond Capital Corporation).






ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K FOR THE QUARTER ENDED JANUARY 31,
1997

(a)  Exhibits - none

(b) Reports on Form 8-K.   Form 8-K and Form 8-K/A amendment no. 1 dated
February 1, 1997 were filed during the current quarter for the registrant's acquisition of Encore Investments, Inc. All financial statements required under regulation 210-3.05(b) and pro forma financial information required pursuant to Article 11 of Regulation S-X were detailed and filed with Form 8-K/A dated February 1, 1997.





                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


RICHMOND CAPITAL CORPORATION
(Registrant)


DATE: June 12, 1997

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