Form 10-K
period 1997-07-31
VARTECH SYSTEMS INC
filed 1997-11-12
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT  OF 1934
                   For the fiscal year ended July 31, 1997

                      Commission file number 33-26798-D

                           VARTECH SYSTEMS INC.
           (exact name of registrant as specified in its' charter)




                                Colorado
        (State or other jurisdiction of incorporation or organization)

                                84-1104385
                  (I.R.S. Employer Identification No.)


                 11301 Industriplex Boulevard - Suite 4
                       Baton Rouge, Louisiana 70809
                (Address of principal executive offices)


      Registrant's telephone number, including area code:  (504) 298-0300

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

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of September 30, 1997 was $600,000. On such date, the average of the bid and asked prices of the common stock was $2.00 per share. The registrant had 1,937,300 shares of common stock, $.001 par value, outstanding as of September 30, 1997.

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

On July 1, 1994, the Company acquired all of the issued and outstanding shares of common stock of RCC of Louisiana, Inc. At the closing of this acquisition, Edward W. Prater, the sole shareholder of RCL, was elected Vice- President and Director of the Company.

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

On July 1, 1997, the Company acquired all of the issued and outstanding shares of common stock of 21st Century/VarTech, Inc (21st ). At the closing of this acquisition, Kim D'Albor, the former major shareholder of 21st , was elected President of 21st Century/VarTech and Director of the Company. In addition, Brent J. Hedges, a former shareholder of 21st was elected Vice-president and Secretary of 21st Century/Vartech and Director of the Company.

21st Century/Vartech was incorporated in the state of Louisiana in 1993 and derives substantially all of its revenue from computer hardware and software sales and computer related consulting services. The company sells its merchandise and services to customers located throughout the United States; however, its major customers are located in Louisiana.

Description of Business

VarTech Systems Inc. and its wholly-owned subsidiary 21st Century/VarTech Inc. are authorized resellers of computer parts and equipment.

VarTech, formerly Richmond Capital Corporation, has been in the computer reseller business for over nine years with an emphasis in the power utility, chemical, natural gas, aerospace, simulation, geophysical, railroad, engineering and mass transit industries. VarTech is a technological integrator and Value-added reseller of mainframe, mid-range and UNIX based computer platforms. VarTech buys and sells new, reconditioned and pre-owned hardware systems and associated peripherals. The following equipment is supported: Aydin, Concurrent, Harris, IBM and Sun Microsystems. VarTech specializes in Process Controls, Supervisory Controls and Data Acquisition (SCADA), Transmission and Distribution, Remote Terminal Units (RTUs), High-end 3DGraphics, Client Server, and Geophysical Analysis based applications.

21st specializes in Consulting Services, Intranet Connectivity, Internet Connectivity, Systems Integration, Software Design, Data Communications, Training Services, Maintenance and Field Service. 21st is as authorized reseller and distributor for IBM AS/400, IBM RS/6000, IBM PCS, Compaq, Hewlett Packard, US Robotics, 3COM, CISCO Systems, Gigalabs and BlackBox. 21stalso provides certified networking technicians for Novell and Microsoft.

Marketing and Customers

The Company utilizes telephone solicitation, personal contact, direct mail, fax broadcasting, industry specific advertising, and participates in regional trade shows and expos to market itself and its services to its customer base. VarTech's customer base is global and is comprised mainly of those entities which have a computer installed base of Aydin, Concurrent, Harris, IBM and Sun Microsystems. 21st Century/VarTech's customer base is focused in the southeast United States and is comprised of entities from small businesses to large corporations such as banks, municipalities, law-forms, school districts, manufacturing facilities, doctors and hospitals. Purchased mailing and telephone lists, the internet, and involvement in professional and community organizations are used to derive its potential customer lists. 21st is an IBM Business Partner.

Warranty and Customer Service

The Company provides a repair, replace or full refund warranty for one hundred twenty (120) days from date of the sale. There were no warranty claims pending at July 31, 1996.

Employees

As of July 31, 1997, the Company employed forty five people full-time including four executive officer. Employee relations are considered good and the Company has no collective bargaining contracts covering any of its employees.

Competition

The Company is involved in a market where many different companies provide the same basic services. There is no dominant company engaged in providing the same basic services as that of the Company.

ITEM 2.  PROPERTIES

The Company maintains its office in 15,700 square feet of leased office space in Baton Rouge, Louisiana under a five year lease which expires in the year 2002. The Company also leases 1,200 square feet of office space in Lafayette, Louisiana under a one year lease. The Company maintains a warehouse in 12,500 square feet of space in Baton Rouge, Louisiana under a one year lease that expires in September 1998.

ITEM 3.  LEGAL PROCEEDINGS

The Company has no material pending legal proceedings.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal year ending July 31, 1997.


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded in the general over-the-counter market and listed in the "Pink Sheets". The following table sets forth the quarterly high and low bid prices in the over-the counter market as reported for the period indicated.

Fiscal Year ended
  July 31, 1997                          High(1)            Low(1)

1st Quarter                                $1.00                $1.00
2nd Quarter                                $1.00                $1.00
3rd Quarter                                $1.50                $1.00
4th Quarter                                $2.00                $1.50

(1) The prices set forth in the table above were provided by the National Quotation Bureau and reflect only the high and low bid prices on the last day of each quarter (October 31, 1996, January 31, 1997, April 30, 1997, and July 31, 1997) rather than the high and low bid prices over each entire quarter.

During 1997, the price range for the Company's common stock averaged a bid of $2.00 per share.

These prices may represent inter-dealer quotations without retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

As of July 31, 1997, the Company had 276 holders of record of its common shares.

The Company has never paid cash dividends on its common stock and has no plans to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                July 31,
                             1997       1996     1995       1994      1993

Balance Sheet Data
Total assets              $1,924,720  $269,359  $374,777  $621,281  $221,593
Shareholders' equity         372,637   117,908   111,704   435,499   178,751

Income Statement Data
Total revenue              3,001,492 1,466,173   941,948   675,686   729,156
Operating expenses         2,797,325 1,457,267 1,021,630   649,938   814,263
Net income (loss)
 from continuing
 operations                  104,729     6,204   (67,091)   25,748   (85,107)
   Net income (loss)
    from continuing
    operations per
    common share               $0.06     $0.00     ($.03)     $.01     ($.06)

Weighted average number of
   common shares
   outstanding             1,799,803 1,787,300 1,927,918 1,806,204 1,499,131
Common shares
   outstanding             1,937,300 1,787,300 1,787,300 2,087,300 1,787,300
Preferred shares
   outstanding                 -         -         -         -         -

During 1988, 1989, and 1990, the Company was in the development stage, as more fully defined in Financial Accounting Standards Board Statement No. 7.

There were no shares of the Company's sole class of preferred stock, $.01 par value, outstanding as of July 31, 1996, 1995, 1994 and 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Company has $1,356,073 in current assets. The Company has lines of credit totaling $1,250,000 from two financial institutions. This, along with revenue generated from sales revenue is deemed sufficient to fund all required expenditures for the next 12-month period.

Capital Resources

The Company's assets increased approximately $1,181,000 primarily from the acquisition of its wholly-owned subsidiary 21st Century/Vartech Inc.




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

The Company's 1997 sales volume has increased over 1996 by approximately $1,534,000. The increase of 1996 over 1995 was $600,000. This continued increase was primarily due to the Company's increase in sales staff. The gross margin on the new sales generated approximated the gross margin in 1996. The gross margin in 1996 had increased from the prior year.
Management believes as the new personnel become more familiar with the product lines, sales will continue to increase and profit margins will improve. In addition, sales will increase substantially due to the acquisition of 21st Century/VarTech Inc.

Company Revenue

The sales revenue reported in the financial statements reflects the total sales of used computers and computer related equipment through July 31, 1997. These sales through July 31, 1997 are approximately $1,534,000 greater than the year ended July 31, 1996 and $2,134,000 greater than the year ended July 31, 1995. The increase resulted primarily from new sales of a larger and more experienced sales staff.

Company Cost of Sales

The cost of sales is directly related to the cost of the equipment purchased. Since the revenue is derived from the sale of used computers and computer equipment, the cost of sales will fluctuate with the going price of used computer equipment. There are no market price quotations for the equipment and therefore no industry standards or long term prior history for comparison. The cost of sales for the year ended July 31, 1997, 1996 and 1995 totaled 68%, 66% and 85%, respectively. The increase in cost of sales in the year ended July 31, 1995 was primarily a result of inexperienced new staff in negotiating the used equipment acquisitions. Management expects the results for future years to continue to increase once a full crew of completely trained sales force is established.

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


Advertising and print costs have increased as a result of targeting new clients and increasing the advertising to generate new sales leads.

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

Professional fees increased substantially over prior years due to costs associated with due diligence work on potential merger companies where no acquisitions were consummated.

Insurance increases have been primarily due to the increase in sales force needed to increase sales volume.

Telephone costs are directly related to increases in sales since a primary source of sales is through telemarketing.

Depreciation and Amortization

Depreciation expense reflects the current period utility of the assets based on their useful lives.

Rent

Rent is being expensed on a straight line basis over the terms of the leases for office and warehouse space.

Interest and Dividend Income/Expense

Interest expense increased to $18,408 in 1997 due to additional accounts receivable financing. There have been on material amounts of interest income earned during the current or prior years. Interest income for the year totaled $800 and was from a loan to an officer of the Company. Dividends on investments totaled $4,500. Interest expense is for cash advances on two credit lines.

Liquidity

The Company believes its cash generated from operations, its ability to secure short term working capital needs, and the prospects of increasing sales of used computers and computer equipment will provide sufficient cash to meet current working capital needs. Capital is typically provided primarily through cash from operations and credit received from trade creditors and advances from the established lines of credit.

There were capital expenditures for property and equipment during the fiscal year ended July 31, 1997, 1996 and 1995 totaling $233,000, $75,000 and
$20,000. The Company relocated its offices and the capital expenditures were for leasehold improvements, new furniture and equipment and computer
upgrades.   No major capital expenditures are expected for fiscal 1998.

The Company had long-term debt at July 31, 1997 totaling $215,155. The Company had $874,000 and $72,000 of advances against lines of credit at July 31, 1997 and 1996. These funds were used to fund the purchase of products for sale, property and equipment. The Company does not anticipate the need for long-term borrowing for fiscal year 1998.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Independent Auditors' Report appears at page F1 and the Financial Statements and Notes to the Financial Statements appear at pages F2 through F20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There was no change in nor disagreements with the independent accountants on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure for the fiscal year ended July 31, 1997.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

All directors serve for a one-year period and until their respective successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

                                                     Positions(s)
      Name                         Age            with the Company

J. Keith Henderson                  31     President-VarTech Systems Inc.
                                           and Director

Daniel S. Gould                     34     Vice-President, Secretary and
                                           Director

Michele L. Prater                   34     Director

Kim L. D'Albor                      34     President-21st Century/VarTech Inc
                                           and Director

Brent J. Hedges                     29     Vice-President, Treasurer and
                                           Director

Information concerning the business experience of each of the directors and executive officers of the Company is as follows:

     J. Keith Henderson is President and a Director of the Company. Since 1990, Mr. Henderson has been active in the day to day operations of computer sales within specialized niche markets.

     Daniel S. Gould is Vice-President, Secretary and a Director of the Company. Mr. Gould was associated with the law firm of McFarland, Gould, Lyons and Sullivan, P.A. for five (5) years.

     Michele L. Prater is a Director of the Company. Ms. Prater held several positions with the University of Tampa prior to 1995. She is a Director and Vice-President of PTR Capital Corporation, a private investment company which is a majority shareholder of the Company.


     Kim L. D'Albor is President of 21st Century/VarTech Inc. and a Director of the Company. Mr. D'Albor founded 21st Century in 1993 and has served as its Chief Executive Officer since that date. Prior to 1993, he was Data Service Director of Iberville Parish School District in Louisiana.

     Brent J. Hedges is Vice-President, Treasurer and A Director of the
Company.  Mr. Hedges is a  CPA    And has acted as Chief Financial Officer for
21st Century/VarTech Inc. since 1994. Prior to joining 21st Century, he was associated with the accounting firm of Ernst & Young.

ITEM 11.  EXECUTIVE COMPENSATION

None of the Officers or Directors have received cash compensation, bonuses, or deferred compensation which exceeded $100,000. The Company has no stock option, profit-sharing, bonus or similar remuneration plans or programs.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of October 28, 1997, the shares of the Company beneficially owned by each person known to management to be the beneficial owner of more than five percent (5%) of the outstanding shares by each officer and director and by all officers and directors of the Company as a group:


                                                  Amount and
                                                   Nature of      Percent
Name and address of                 Title of      Beneficial        of
Beneficial Owner                     Class        Ownership        Class

PTR Capital Corporation              Common        1,306,550       67.44%
11301 Industriplex Blvd. - Suite 4
Baton Rouge, Louisiana  70809

Michele L. Gould                     Common           12,700        0.66%
11301 Industriplex Blvd. - Suite 4
Baton Rouge, Louisiana  70809

J. Keith Henderson                   Common           50,000        2.58%
11301 Industriplex Blvd. - Suite 4
Baton Rouge, Louisiana  70809

Daniel S. Gould                      Common           18,000        0.93%
11301 Industriplex Blvd. - Suite 4
Baton Rouge, Louisiana 70809

Kim L. D'Albor                       Common           80,000        4.13%
11301 Industriplex Blvd. - Suite 4
Baton Rouge, Louisiana 70809

Brent J. Hedges                      Common           10,200         .53%
11301 Industriplex Blvd. - Suite 4
Baton Rouge, Louisiana 70809


All Officers and Directors           Common          170,900        8.82%
as a Group (5 Persons)


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the year ended July 31, 1997, the Company acquired 21st Century/VarTech Inc, a wholly- owned subsidiary by issuing 100,000 shares of the Company's common stock in exchange for all of the issued and outstanding shares of 21st Century. The transaction represents 5.16% of the issued and outstanding voting securities of the Company with a fair market value approximately of $100,000 at the date of the transaction.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as parts of this Report starting on page F1:

1.  Financial Statements

    Independent Auditor's Report
    Consolidated Balance Sheets - July 31, 1997 and 1996
    Consolidated Statements of Income (Loss) for the years ended July 31,
      1997, 1996 and 1995
    Consolidated Statements of Changes in Shareholders' Equity for the years ended July 31,1997,1996 and 1995
    Consolidated Statements of Cash Flows for the years ended July 31, 1997,
      1996 and 1995
    Notes to Consolidated Financial Statements
    Independent Auditor's Report on Accompanying Information
    Schedule of Other Operating Expenses for the years ended July 31, 1997,
      1996 and 1995

2.  Schedules

    NONE

3. The exhibits are listed in the Index of Exhibits required by Item 601 of Regulation S-K at Item (c) below.

(b) Reports on Form 8-K

    Form 8-K reports dated February 1, 1997 and July 1, 1997 were filed during the fiscal year ended July 31, 1997.

(c) Exhibits
    Exhibits marked with an asterisk (*) have heretofore been filed with the Commission and are incorporated herein by reference

    Exhibit                                             Consecutive
    Number         Exhibits                                Page No.

    1.0      Underwriting Agreement                           *

    1.2      Participating Dealer Agreement                   *

    2.1      Contract for Sale and Purchase of Stock          *

    2.2      Contract for Exchange of Stock                   *

    3.0      Registrant's Articles of Incorporation           *

    3.1      Bylaws                                           *

    4.0      Warrant Agreement                                *

    4.2      A Warrant and B Warrant                          *

    5.0 Opinion of R. Michael Sentel, Esquire, regarding the legality of the securities being registered *

   10.0      Escrow of Proceeds Agreement with TecNational
             Bank, Denver, Colorado                           *

   10.2      Commercial Lease Agreement, between Prime
             Investments, Inc. and Richmond Capital
             Corporation relating to certain premises
             leased to Richmond Capital Corporation located
             in Woodstock, Georgia                            *

   10.3 Lease Rental Agreement between Home Management Associates, Ancient Richmond Capital Corporation relating to certain premises leased to Richmond Capital Corporation located in Woodstock, Georgia *

   10.4   Agreement of Lease between RCC of Louisiana, Inc
          and Bubaco Enterprises, Inc. relating to certain premises leased from RCC of Louisiana, Inc. for
          a truck stop operation                              *


   10.5   Lease of Commercial Property between RCC of
          Louisiana, Inc. and Computer Technologies, Inc.
          related to certain premises leased from RCC of
          Louisiana, Inc. for a truck stop operation          *

   10.6   Commercial Lease Agreement between Bobbie B.
          Crump, Sr. and Richmond Capital Corporation
          relating to certain premises leased to Richmond
          Capital Corporation located in Baton Rouge,
          Louisiana                                           *

   10.7   Promissory Note from Company to Betrand O.
          Baetz, Jr.                                          *

   10.8   Promissory Note from Company to Frank G.
          Jarzombek                                           *

   10.9   Promissory Note from Company to Eugene V.
          Larsen                                              *


   10.10  Promissory Note from Company to Scott E.
          Gruendler                                           *

   10.11  Stock Option Agreement                              *

   10.12  Agreement of Employment-Kim D'Albor                 *

   10.13   Agreement of Employment-Brent Hedges               *

   10.14   Agreement of Employment- Dalbert Varnell, Jr.      *

    10.15  Commercial Sublease Agreement with             Electronically
           Wireless One, Inc. related to certain          filed herewith
           premises leased in Baton Rouge, Louisiana

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

                   Independent Auditor's Report



To the Board of Directors and Stockholders
 of VarTech Systems Inc.
Baton Rouge, Louisiana


We have audited the accompanying consolidated balance sheets of VarTech Systems Inc. and subsidiaries as of July 31, 1997 and 1996, and the related statements of income (loss), changes in stockholders' equity and cash flows for the years ended July 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VarTech Systems Inc. and subsidiaries as of July 31, 1997 and 1996, and the results of operations and cash flows for the years ended July 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.



                       /S/ Laney, Boteler & Killinger

















Atlanta, Georgia
September 19, 1997
                                    F1

                     VarTech Systems Inc. and Subsidiaries

                              Balance Sheets



                                  Assets


                                                          July 31,
                                                       1997      1996

Current assets
   Cash and cash equivalents                      $  100,796  $  18,682
   Marketable equity securities                        6,500      6,500
   Accounts receivable, net of
     allowance for doubtful accounts
     of $15,000 and $0.                              921,338     83,202
   Inventory                                         291,350     49,888
   Prepaid expenses                                   16,667       -
   Deferred income taxes                              19,422     17,324
                                                  ----------   --------
       Total current assets                        1,356,073    175,596

Property and equipment
   Furniture and fixtures                            176,877     27,576
   Equipment                                         321,296     75,944
   Leasehold improvements                             31,994      7,896
                                                  ----------   --------
                                                     530,167    111,416
   Less: Accumulated depreciation                     96,941     38,145
                                                  ----------   --------
                                                     433,226     73,271
Other assets
   Goodwill, net of accumulated
     amortization of $154 and $0.                     10,853       -
   Deferred income taxes                                -         3,090
   Deposits                                          105,706      4,000
   Note receivable - stockholder                      14,202     13,402
   Other                                               4,660       -
                                                  ----------   --------
                                                     135,421     20,492
                                                  ----------   --------





                                                  $1,924,720   $269,359
                                                  ==========  =========





See notes to financial statements

                                    F2

                   VarTech Systems Inc. and Subsidiaries

                              Balance Sheets



                    Liabilities and Stockholders' Equity

                                                              July 31,
                                                            1997     1996
Current liabilities
   Note payable-individual                             $   80,000 $    -
   Current maturities of long-term debt                    81,030      -
   Current maturities of stockholder
     loan                                                   3,283      -
   Notes payable-credit lines                              56,222    72,278
   Accounts payable-IBMCC                                 817,262      -
   Accounts payable                                       167,954    39,872
   Accounts payable-related party                            -       37,155
   Income taxes payable                                    41,842      -
   Other accrued expenses                                  83,575     2,146
                                                       ----------  --------
       Total current liabilities                        1,331,168   151,451

Deferred income taxes                                       5,760      -
Long-term debt, less current
   maturities                                             162,381      -
Stockholder loan, less current
   maturities                                              52,774      -
                                                        ---------   --------
       Total liabilities                               $1,552,083  $ 151,451


Stockholders' equity
   Preferred stock, 1,000,000 shares,
      $.01 par authorized, no shares
      issued and outstanding at July 31,
      1997 and 1996                                          -         -
   Common stock, 100,000,000 shares,
      $.001 par authorized, 1,937,300
      and 1,787,300 shares issued and
      outstanding at July 31, 1997
      and 1996, respectively.                               1,937     1,787
   Capital in excess of par value                         412,485   262,635

   Retained earnings (deficit)                            (41,785) (146,514)
                                                       ---------- ---------
       Total stockholders' equity                         372,637   117,908
                                                       ---------- ---------

                                                       $1,924,720 $ 269,359
                                                       ========== =========

See notes to financial statements
                                  F3

                    VarTech Systems Inc. and Subsidiaries

                        Statements of Income (Loss)

                                             For the Years Ended July 31,
                                               1997      1996      1995
Revenues
   Hardware and software                   $2,926,387  $1,466,173 $  866,797
   Consulting services                         75,105        -          -
   Rental income                                 -           -        75,151
                                           ----------  ----------  ---------
                                            3,001,492   1,466,173    941,948
Cost of sales
   Hardware and software                    1,998,759     968,826    734,641
   Salaries and related
      costs                                    43,000        -          -
                                           ----------  ----------  ---------
                                            2,041,759     968,826    734,641
                                           ----------  ----------  ---------
Gross profit                                  959,733     497,347    207,307

Operating expenses
   Selling expense                            186,553     135,805     70,284
   Administrative and
      general                                 569,013     352,636    218,507
                                           ----------  ----------  ---------
                                              755,566     488,441    288,791
                                           ----------  ----------  ---------
Income(loss)before other
   operating income (expense)                 204,167       8,906    (81,484)

Other operating income
   (expense)
      Interest expense                        (18,408)     (5,132)    (3,751)
      Interest income                             800       5,300        800
      Loss on disposal of
         assets                               (33,236)       -          -
                                           ----------  ----------  ---------
                                              (50,844)        168     (2,951)
Income (loss) from
   continuing operations                      153,323       9,074    (84,435)
Loss on sale of subsidiary                       -           -       (32,348)
                                           ----------  ----------  ---------
Net income (loss) before
   income taxes                               153,323       9,074   (116,783)
Income tax (provision)
   benefit                                    (48,594)     (2,870)    23,988
                                           ----------  ----------  ---------
Net income (loss)                          $  104,729  $    6,204  $ (92,795)
                                           ========== =========== ==========
Net income (loss) per
   common share                            $      .06  $      .00  $    (.05)
Weighted average number of
   common shares outstanding                1,799,803   1,787,300  1,927,918


See notes to financial statements

                                     F4

                   VarTech Systems Inc. and Subsidiaries


               Statements of Changes in Stockholders' Equity
              for the Years Ended July 31, 1997, 1996 and 1995


                                            Capital in  Retained    Total
                       Common stock issued  Excess of   Earnings Stockholders'
                       Shares     Amount    Par Value  (Deficit)    Equity
                       -------------------  ----------  --------  -----------

Balance, July 31, 1994 2,087,300  $ 2,087   $  493,335 $ (59,923) $ 435,499

Shares of common stock
   canceled in sale of
   RCC of Louisiana     (300,000)    (300)    (230,700)     -      (231,000)
   Net loss for the year
     ended July 31, 1995    -        -            -      (92,795)   (92,795)
                       -------------------  ----------  --------   --------
Balance, July 31, 1995 1,787,300    1,787      262,635  (152,718)   111,704

Net income for the year
   ended July 31, 1996      -        -            -        6,204      6,204
                       -------------------  ----------  --------   --------
Balance, July 31, 1996 1,787,300    1,787      262,635  (146,514)   117,908

Shares of common stock
   issued in acquisition
   of 21St Century       100,000      100       99,900      -       100,000

Shares of common stock
   issued in exchange for
   legal services         50,000       50       49,950      -        50,000

Net income for the year
   ended July 31, 1997      -        -            -      104,729    104,729
                       ------------------- -----------  --------   --------
Balance, July 31, 1997 1,937,300 $  1,937    $ 412,485  $(41,785)  $372,637
                       ================== ============ =========   ========














See notes to financial statements

                                     F5

                     VarTech Systems Inc. and Subsidiaries

                           Statements of Cash Flows

                                          For the Years Ended July 31,
                                            1997      1996       1995
                                        --------------------------------
Cash flows from operating
   activities
      Adjustments to reconcile
        income (loss) to net cash
        provided by operating
        activities
           Net income (loss)            $ 104,729  $   6,204   $(92,795)
           Depreciation and
             amortization                  25,878     16,808     23,505
           Legal fees paid in
             exchange for stock            25,000       -          -
           Loss on disposal of assets      33,236       -          -
           Loss on sale of subsidiary        -          -        32,348
           Deferred income taxes            6,752       -          -
           Increase in allowance for
             doubtful accounts             15,000       -          -
           Change in operating assets
             and liabilities:
             Accounts receivable, less
               decrease in subsidiary
               sold in 1995              (148,165)   161,589    (79,853)
             Inventory                    102,758      4,334    (26,386)
             Other assets                   1,129       -          -
             Accounts payable, less
               decrease in subsidiary
               sold in 1995                11,104   (186,046)   159,296
             Income taxes payable          41,842       -          -
             Accrued expenses                (596)     2,146    (14,105)
                                        ---------   --------   --------
               Net cash provided by
                 operating activities     218,667      5,035      2,010
                                        ---------   --------   --------
Cash flows from investing
   activities
   Purchase of furniture and
      equipment                          (233,396)   (75,060)   (20,535)
   Net increase in deposits              (100,000)    (4,000)      -
   Net (increase) decrease in
     Note receivable-stockholder             (800)      (800)    11,002
   Proceeds from sale of
     furniture  and equipment               3,040     14,542       -
                                        ---------   --------   --------
     Net cash used in
        investing activities             (331,156)   (65,318)    (9,533)
                                        ---------   --------   --------



See notes to financial statements
                                      F6

                    VarTech Systems Inc. and Subsidiaries

                                             For the Years Ended July 31,
                                              1997       1996       1995
                                         ---------------------------------
Cash flows from financing
   activities
     Net(payments on) proceeds from
        lines of credit                     (56,956)     72,278       -
     Net payments on stockholder
        loan                                   (287)       -          -
     Proceeds from note payable             226,896        -          -
     Payments on notes payable                 (318)       -        (3,530)
                                          ---------    --------   --------
        Net cash provided by (used
           in)financing activities          169,335      72,278     (3,530)
                                          ---------    --------   --------
Net increase (decrease)in cash               56,846      11,995    (11,053)
Cash, beginning of year                      43,950       6,687     17,740
                                          ---------    --------   --------
Cash, end of year                         $ 100,796   $  18,682   $  6,687
                                          =========   =========   ========



         SUMMARY OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

On January 31, 1995, the Company sold RCC of Louisiana, Inc. (RCL) by reacquiring 300,000 common shares in exchange for all of the issued and outstanding stock of RCL. The fair market value of the 300,000 common shares was $230,000. No assets or liabilities of the subsidiary were retained by the Company (Note 2).

On July 1, 1997, the Company issued 100,000 shares of common stock in exchange for all of the issued and outstanding stock of 21St Century Professionals, Inc. The fair market value of the 100,000 common shares was $100,000 (Note
2).

During the year ended July 31, 1997, the Company issued 50,000 shares of common stock in exchange for legal services provided to the company during the year. The fair market value of the 50,000 common shares was $50,000.

             SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest during the years ended July 31, 1997, 1996 and 1995 totaled $17,903, $5,132 and $3,751, respectively.

Income taxes paid during the years ended July 31, 1997, 1996 and 1995 totaled $0, $0 and $10,267, respectively.



See notes to financial statements
                                    F7

                    VarTech Systems Inc and Subsidiaries


                 Notes to Consolidated Financial Statements



Note 1 - Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of VarTech Systems Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Cash and cash equivalents


For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at July 31, 1997 or 1996.

Marketable Equity Securities

Investments in marketable equity securities consist of securities traded on national stock exchanges. All investments are classified as "available for sale" for accounting purposes and, therefore, are carried at fair value at the balance sheet dates. The original cost of the securities totaled $13,105 at July 31, 1997 and 1996. There were no significant unrealized gains or losses at July 31, 1997, 1996 or 1995.

Allowance for uncollectible accounts

The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts is based on management's estimate of possible uncollectible accounts.

Inventories

Inventories, which are composed of goods ready for sale, are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method of accounting for inventory.

Property, equipment and depreciation

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided using straight-line methods over the estimated useful lives of the assets. Useful lives range from five to ten years for the furniture, fixtures and equipment and thirty-five to thirty-nine years for the leasehold improvements. Maintenance and repairs are charged to expense as incurred. Upon sale, retirement or other disposition of these assets, the cost and accumulated depreciation are removed and any gain or loss on the disposition is included in income.

                                      F8

                     VarTech Systems Inc and Subsidiaries


            Notes to Consolidated Financial Statements (continued)

Taxes on income

Deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Valuation allowances are established when considered necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Net income per share

Net income per share is computed on the basis of net income applicable to common stock and the weighted average number of common shares outstanding during each year.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications

Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 presentation.

Advertising and promotion

The Company expenses the production costs of advertising the first time the advertising takes place. Advertising and promotion expense totaled $10,327, $13,080 and $5,630 for the years ended July 31, 1997, 1996 and 1995, respectively.

Revenue recognition policy

The Company derives its income from the sale of new and used computers, computer-related equipment, and computer-related consulting services. Income is earned and recognized when the goods are delivered or services are performed, collection is reasonably assured and no further obligation of the Company exists. During 1995, the Company, through its wholly-owned subsidiary
(RCL), also derived income from the lease of real estate holdings.





                                     F9

                         VarTech Systems Inc. and Subsidiaries

Note 2 - Organization and description of the business and business acquisitions

VarTech Systems Inc., formerly known as Richmond Capital Corporation (the "Company" or "VarTech"), was incorporated under the laws of the State of Colorado on April 5, 1988, with the issuance of 1,000,000 shares of stock at $.01 per share. In October 1989, the Company completed a public offering of its common stock by issuing 305,750 common shares and related warrants at $.10 per unit for aggregate proceeds of $30,575. In June 1990, the Company called in all Class A and B warrants for redemption.

PTR Capital Corporation, a Delaware corporation, acquired control of the Company as of January 15, 1991, through the purchase of a majority of the Company's common stock.

The Company's primary business is the acquisition and remarketing of used computers and computer related equipment. Credit is granted to customers in the normal course of business.

VarTech Systems Inc. formerly operated under the name of Richmond Capital Corporation. During the year ended July 31, 1997, the corporate name was changed to VarTech Systems Inc.

RCC of Louisiana, Inc.

The Company evaluated, structured and completed a merger of a target company, RCC of Louisiana, Inc.(RCL), in July 1994, by issuing 300,000 shares of its common stock to the sole shareholder in exchange for all of the issued and outstanding shares of RCL. At the time of the merger, the transaction represented 14.4% of the issued and outstanding voting securities of the Company after the issuance of the new shares.


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

During the year ended July 31, 1995, the management of the Company decided not to continue the real estate leasing operations which was included in RCL.
This decision was made because the real estate leases involved truck stops with video poker facilities, revenues were not as expected, and public support of video poker operations was diminishing.



                                    F10

                       VarTech Systems Inc. and Subsidiaries


             Notes to Consolidated Financial Statements (continued)


On January 31, 1995, the Company sold all of its issued and outstanding shares of RCL to the previous sole shareholder of RCL in exchange for the cancellation of his 300,000 shares of VarTech's common stock. The transaction represented a cancellation of 14.4% of the then currently issued and outstanding voting securities of the Company. In connection with this sale, the company recorded a loss on the sale of subsidiary in the amount of $32,348. This loss represents a net loss of approximately $.01 per common share. The financial statements for the year ended July 31, 1995, includes the operating activity and accounts of RCL through the date of the sale.

21St Century/VarTech, Inc.

On June 30, 1997, the Company entered into an agreement with 21StCentury/VarTech, Inc., formerly known as 21St Century Professionals, Inc. (21St Century), to exchange 100,000 shares of the Company's common stock valued at $1 per share for all the issued and outstanding shares of 21St Century. The transaction, effective July 1, 1997, was accounted for under the purchase method of accounting. The excess of the purchase price, plus expenses associated with the acquisition, over the fair value of identifiable tangible and intangible assets of $11,007 was allocated to goodwill and is being amortized over 15 years. The financial statements for the year ended July 31, 1997 include the operating activity and accounts of 21St Century beginning July 1, 1997. The former stockholders of 21St Century have also been granted options to purchase 400,000 shares of VarTech common stock at an option price of $2.50 per share. The options can be exercised in variable increments based on certain performance criteria of 21St Century over the next three fiscal years beginning August 1, 1997. Under the separate employment agreements mentioned below, all former stockholders of 21StCentury have remained as active participants in the management and operation of the Company's subsidiary.

On June 30, 1997, the Company entered into employment agreements with the three former stockholders of 21St Century. These agreements establish base salaries as well as other provisions of employment. The employment provisions are scheduled to expire on June 30, 2002. The agreements establish base salaries during this period for the three employees at a total of $176,000 per year.

Under the agreements, the employees have agreed to be bound by certain non-compete covenants. The agreements are scheduled to expire for two former stockholders on June 30, 2002, and June 30, 2007 for the other stockholder. In exchange for acceptance of the non-compete conditions, the employees will receive total compensation of $1,334,280, paid out over the life of the agreements.



                                  F11

                     VarTech Systems Inc. and Subsidiaries


            Notes to Consolidated Financial Statements (consolidated)



21St Century/VarTech, Inc. was incorporated in the state of Louisiana in 1993. Substantially all revenue is derived from computer hardware & software sales and computer related consulting services. The Company sells its merchandise and services to customers located throughout the United States; however, its major customers are located in Louisiana.

The following table presents unaudited pro forma results of operations data at July 31, 1996 and 1995 as if the acquisition of 21St Century, as described above, had occurred on August 1, 1995.

                                          1996                1995
                                      -------------       -------------

Revenue                                $ 7,614,566          $5,231,211
Net income (loss)                          111,407             (13,690)
Net income (loss) per share                  $0.06              $(0.01)

The pro forma information includes adjustments for additional amortization of goodwill together with the related income tax effects of consolidation. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.


Note 3 - Note receivable-stockholder

The Company had a note receivable due from a stockholder of the Company which totaled $10,000 plus accrued interest of $4,202 and $3,402 at July 31, 1997 and 1996, respectively. The terms of the note have recently been modified to reflect an interest rate of 8% and a maturity of all principal and interest due on July 31, 1999.

Note 4 - Deposits

During the year ending July 31, 1997, the Company placed a deposit in the amount of $100,000 with a potential underwriter in connection with a contemplated secondary offering of the Company's securities. The deposit is being held as an advance for future expenses relating to the offering.


Note 5 - Accounts payable-related parties

At July 31, 1996, the Company owed $37,155 for advances from an entity that is related through management affiliation. This amount was paid during the year ended July 31, 1997.


                                     F12

                     VarTech Systems Inc. and Subsidiaries

Note 6 - Accounts payable-IBMCC

Prior to the acquisition, 21St Century entered into a financing agreement with IBM Credit Corporation (IBMCC). IBMCC grants 21StCentury credit ($1,000,000 maximum at July 31, 1997), which allows 21St Century to finance its inventory and accounts receivable. Under the terms of the agreement, 21St Century is given a thirty-day interest free period on IBMCC financed purchases. After 30 days, interest accrues on outstanding purchases at a rate of prime plus 3.25% (11.25% at July 31, 1997). Purchases which are financed in excess of 30 days are also charged a one time fee of .25% of the purchase price. All purchases financed by IBMCC are due on or before the 90th day. Advances from IBMCC are secured by a first security interest in substantially all assets of 21St Century. Principal amounts owed under this financing agreement with IBMCC at July 31, 1997 totaled $817,262.

Note 7 - Note payable-individual

At July 31, 1997, the Company had an $80,000 unsecured note payable to an individual payable on demand with monthly interest at 10% (Note 15).


Note 8 - Notes payable-credit lines

Notes payable credit lines consisted of the following at July 31, 1997 and 1996 (Note 15):
                                                    1997          1996
                                                 -----------   -----------
Draws against a $50,000 credit line
 payable in monthly installments at
 a minimum of 3% of the outstanding
 balance with interest at prime rate
 plus 2.0%(10.50% at July 31, 1997).
 Balance due on March 19, 1998.  The
 loan is secured by a shareholder
 guarantee.                                         $ 36,115     $ 47,554

Draws against a $25,000 unsecured
 credit line payable in monthly
 installments with interest at the
 lender's prime rate plus 6.75%.
 This credit line was paid and
 closed during the year ended July
 31, 1997.                                              -          24,724

Draws against a $25,000 unsecured
 credit line payable in monthly
 installments at a minimum of 2%
 of the outstanding balance with
 interest at a variable rate (15.40%
 at July 31, 1997).  Scheduled to
 mature in 1998.                                      20,107        -

                                    F13

                      VarTech Systems Inc. and Subsidiaries

                                                    1997          1996
                                                 ----------    ----------
Draws against a $90,000 credit line
 with interest adjusted to a fixed
 rate each renewal period based on the
 lender's indexed rate (9.15% at July
 31, 1997).  Interest is payable monthly
 and any outstanding principal will
 be due at the next scheduled maturity
 date of May 30, 1998. Advances from this
 credit line are secured by a guarantee
 and personal assets of a stockholder.                -             -
                                                  --------      --------

                                                  $ 56,222      $ 72,278
                                                  ========      ========


Note 9 - Long-term debt and stockholder loans

Long-term debt and stockholder loans at July 31, 1997 and 1996 consisted of the following:

                                                     1997         1996
                                                  ----------   ----------
Unsecured note payable to
 sub-lessor(Note 11) payable
 in monthly installments of $5,000
 including imputed interest at 9%,
 through May 1, 2001.                             $226,896          -

Note payable to a bank, payable
 in monthly installments of $184,
 including interest at 7.75%,
 through November 5, 1999.
 Secured by an automobile.                           4,687          -

Note payable to a commercial
 lender payable in monthly
 installments of $303, including
 interest at 13.67%, through
 November 20, 2001. Secured by
 a telephone system.                                11,828         -
                                                  --------      --------
                                                   243,411         -
Less: Current portion                               81,030         -
                                                  --------      --------

Long-term                                         $162,381      $   -
                                                  ========      ========

                                    F14

                      VarTech Systems Inc. and Subsidiaries


           Notes to Consolidated Financial Statements (continued)

                                                    1997          1996
                                                 ----------    ----------

Unsecured note payable to a
 stockholder, payable in monthly
 installments of $662, including
 interest at 8.0%, through
 December 15, 2007.                               $ 56,057      $   -
                                                  --------      ----------
                                                    56,057          -
Less: Current portion                                3,283          -
                                                  --------      ----------
Long-term                                         $ 52,774      $   -
                                                  ========      ==========


Future maturities of long-term debt and the stockholder loan at July 31, 1997 consisted of the following:


                                              Stock-     Long-
                                              holder     term
                                              loan       debt        Total
                                            -----------------------------
               1998                         $  3,283   $ 81,030  $ 84,313
               1999                            3,867     52,985    56,852
               2000                            4,187     56,743    60,930
               2001                            4,535     51,189    55,724
               2002                            4,911      1,464     6,375
               Thereafter                     35,274       -       35,274
                                            -----------------------------
               Total                        $ 56,057   $243,411  $299,468
                                            =============================

Note 10 - Pension plan

During 1994, 21St Century adopted a simplified employee pension plan, which was amended on January 1, 1996. Under the amended plan, all employees of 21St Century who are at least twenty years of age and have provided services within one of the last five years are eligible to participate. Under this plan, 21St Century is not required to make contributions, but may do so at its discretion. 21St Century made no contributions to the plan for the month ended July 31, 1997.





                                  F15

                     VarTech Systems Inc and Subsidiaries


            Notes to Consolidated Financial Statements (consolidated)


Note 11 - Commitments and contingencies

On July 18, 1997, the Company entered into a sub-lease for office space at a new location in Baton Rouge with an unrelated party. The lease term is for a period of five years beginning September 1, 1997 with 2 renewal periods of approximately 5 years each. The first two months of the lease are rent free. Base rent begins at approximately $9,500 with two scheduled increases of 6% and 3% during the lease term. In connection with this new lease, the Company purchased the existing furniture and equipment at the new office location from the sub-lessor for approximately $227,000.

Prior to this lease, 21St Century leased its warehouse and office space on a month-to-month basis from a stockholder of the Company, with rent determined on a monthly basis. There was no rent paid or accrued to the stockholder during July 1997. 21StCentury leases one other office suite located in central Louisiana from an unrelated party. Rent is determined on an annual basis. Monthly lease payments total $650.

The Company had previously leased its office and warehouse space in Baton Rouge from an unrelated party. Monthly rental payments under this lease totaled $4,000. The lease term expired August 31, 1997.


Rent paid or accrued under these leases at July 31, 1997 and 1996 and a previous office and warehouse lease in 1995 totaled $48,650, $57,261 and $42,653, respectively.

Future minimum payments, by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more consist of the following at July 31, 1997:

                                       Year              Amount
                                       ----            ---------

                                       1998            $ 90,209
                                       1999             117,898
                                       2000             122,031
                                       2001             123,672
                                       2002             125,632
                                       Thereafter        10,497
                                                       --------
                                       Total           $589,939
                                                       ========




                                    F16

                      VarTech Systems Inc. and Subsidiaries


            Notes to Consolidated Financial Statements (continued)


Note 12 - Warranties


During the fiscal year ended July 31, 1997, the company established a warranty program that provides for repair, replacement or full refund for a period of one hundred-twenty (120) days from the date of sale. No warranty claims were filed during the year; and, at July 31, 1997 and 1996, no warranty claims were pending.

Note 13 - Income taxes

The components of the income tax provision or benefit consisted of the following:

                                                Year ended July 31,
                                          1997         1996        1995
                                        --------------------------------
Current:
   Federal                              $ 30,014    $    -       $   -
   State                                  11,828         -           -
                                        --------------------------------
                                          41,842         -           -
Deferred:
   Federal                                 8,715        2,266     (19,345)
   State                                  (1,963)         604      (4,643)
                                        ---------------------------------
                                           6,752        2,870     (23,988)
                                        ---------------------------------
Total income tax provision
   (benefit)                            $ 48,594        2,870    $(23,988)
                                        =================================

Deferred income taxes are provided to reflect temporary differences between financial and income tax reporting. Deferred assets and liabilities resulting from these temporary taxable or deductible differences are summarized by related tax effect as follows at July 31, 1997 and 1996:

                                                  1997        1996
                                               ----------------------
Deferred tax asset (liability)

Net operating loss carry forwards                  7,523       6,218
Charity deduction carryforward                     5,899      11,106
Provision for losses on accounts
   receivable                                      6,000        -
Property and equipment                            (5,760)      3,090
                                               ----------------------
                                                  13,662      20,414

                                     F17

                      VarTech Systems Inc. and Subsidiaries


             Notes to Consolidated Financial Statements (consolidated)

                                                 1997        1996
                                              -----------------------
Less: current deferred tax asset
   or (liability)                                19,422      17,324
                                              ---------------------
Long-term deferred tax asset or
   (liability)                                $  (5,760)   $  3,090
                                              =====================

The provision for income taxes for the year ended July 31, 1997 varies from the amount determined by applying the Federal statutory rate of 34% to pretax income as a result of the following:

Income tax expense at Federal statutory rate of 34%        $   52,130
Effect of graduated rates on Federal income tax               (20,251)
Net operating losses used to offset taxable income              7,187
State income taxes                                             11,828
Other                                                          (2,300)
                                                            ---------
    Actual income tax provision                             $  48,594
                                                            =========

The effective income tax rate of approximately 32% for the years ended July 31, 1997 and 1996 is lower than the standard Federal tax rate of 34% primarily due to the combined effects of the graduated tax rates, utilization of net operating losses and amounts accrued for state income taxes.

The Company has a net operating loss carryforward totaling $125,393 that may be offset against future income taxable by the state of Louisiana. If not used, the net operating loss carryforward will expire on July 31, 2012.

Note 14 - Accrued expenses

Accrued expenses consisted of the following as of July 31:

                                                      1997       1996
                                                  ----------------------
Sales tax payable                                  $ 49,940     $   -
Salary and commissions payable                       22,454         -
Accrued interest payable                              6,512         -
Other                                                 4,669        2,146
                                                   ---------------------
                                                   $ 83,575     $  2,146
                                                   =====================

Note 15 - Subsequent events

On August 6, 1997, the Company opened a $250,000 line of credit with a bank, with interest initially at 9.00%. Draws against the line of credit are secured by accounts receivable and other assets of the Company and a guarantee by a stockholder. Amounts owed under this line of credit at September 19, 1997 totaled approximately $150,000.

On August 18, 1997, the note payable to an individual in the amount of $80,000 was paid.
                                   F18

                         Independent Auditor's Report
                         on Accompanying Information



The Board of Directors and Stockholders
 of VarTech Systems Inc. and Subsidiaries
Baton Rouge, Louisiana



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









                       /s/ Laney, Boteler & Killinger
















Atlanta, Georgia
September 19, 1997






                                   F19

                    VarTech Systems Inc. and Subsidiaries

                     Schedule of Other Operating Expenses


                                          For the Years Ended July 31,
                                           1997       1996       1995
                                         ------------------------------


Selling expense
  Advertising and promotion              $ 10,327   $ 13,080   $  5,630
  Salaries, commissions and
    contract labor                        175,041    122,725     64,654
  Other                                     1,185       -          -
                                         ------------------------------
                                         $186,553   $135,805   $ 70,284
                                         ==============================
Administrative and general
  Auto expense                           $ 17,440   $ 13,268   $  3,989
  Bad debts                                19,358       -         1,802
  Contributions                              -          -        29,280
  Depreciation and amortization            25,878     16,808     23,505
  Insurance                                18,215     10,256      3,964
  Office supplies and expense              26,687     33,393     18,571
  Outside services                         16,666      6,671       -
  Other                                     1,682      1,944      4,105
  Professional fees                       136,584     19,090     22,466
  Rent                                     48,650     57,261     42,653
  Repairs and maintenance                   2,226      6,135      2,076
  Salaries and wages                      134,235     79,499     20,778
  Seminars and training                     3,345        200       -
  Taxes and licenses                       27,226      14,109     4,967
  Telephone                                43,095      34,788    23,741
  Travel                                   35,597      45,339    10,107
  Utilities                                12,129      13,875     6,503
                                         ------------------------------
                                         $569,013    $352,636  $218,507
                                         ==============================
















                                   F20

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 29th day of October 1997.



                                        VARTECH SYSTEMS INC.
                                        (Registrant)



                                         By: /s/  J. Keith Henderson
                                      _____________________________________
                                          J. Keith Henderson, President






Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of October, 1997.

          Signature                               Title

 signed J. Keith Henderson
J. Keith Henderson                        President and Director

 signed Daniel S. Gould                   Vice-President, Secretary and
Daniel S. Gould                           Director

 signed Michele L. Prater                 Director
Michele L. Prater

 signed Kim L. D'Albor                    President, 21st Century/VarTech Inc
Kim L. D'Albor                            and Director

 signed Brent J. Hedges                   Vice-President, Treasurer and
Brent J. Hedges                           Director

                              EXHIBIT INDEX

EXHIBIT                                                  METHOD OF FILING
-------                                         -----------------------------
 10.15   Commercial Sublease Agreement with
         Wireless One, Inc. related to certain
         Premises leased in Baton Rouge, LA.    Filed herewith electronically

Exhibit 10.15 Commercial Sublease Agreement


                          CONSENT TO SUBLEASE

    BR/NO L.A. Properties, LLC ("Landlord") under that certain lease "(Original Lease") dated December 17, 1995 and amended by that certain Modification and Ratification of Lease dated April 24, 1996 (collectively the "Lease") , made by and between the Landlord and Wireless One, Inc. ("Original Tenant"), hereby grants its consent to the Sublease "(Sublease") dated July 18, 1997, made by and between the Original Tenant, and Sublandlord, and 21st Century/Var Tech Inc. ("Subtenant"), as Subtenant under the Sublease, a copy of which is attached hereto, covering certain premises ("Premises") described int he Sublease located int he building at 11301 Industriplex Boulevard, Suite 4 and 5, Baton Route, Louisiana 70809.

It is understood and agreed as follows:

   1. This consent to Sublease shall in no way release the Original Tenant from any of its covenants, agreements, liabilities and duties under the Original Lease. It is further agreed that the Original Tenant shall be responsible for the collection of all rent due it from the subtenant, and that the Landlord shall look only to the Original Tenant as its tenant.

   2. The Sublease is, in all respects, subject to and subordinate to the Original Lease and to all the terms and provisions contained in the Original Lease.

   3. If, at any time prior to the expiration of the term of the Sublease, the Original Lease shall terminate to be terminated for any reason, Subtenant agrees, at the election and upon written demand of Landlord, to attorn to the Landlord upon the then executory terms and conditions set forth in the Sublease for the remainder of the term of the Sublease. The foregoing provisions of this paragraph shall apply notwithstanding that as a matter of law, the Sublease may otherwise terminate upon the termination of the Original Lease, and shall be self-operative upon such written demand of the Landlord, Subtenant agrees, however, to execute, from time to time, document(s) in confirmation of the foregoing provisions of this paragraph satisfactory to the Landlord, in which Subtenant shall acknowledge such attornment and shall set forth the terms and conditions of its tenancy. Nothing contained in this paragraph shall be construed to impair or modify any right otherwise exercisable by the Landlord, whether under the Original Lease or any other agreement.

   4. The Landlord shall not be responsible for any delays incurred by the Original Tenant in delivering possession of the Premises to Subtenant as a result of any matter whatsoever.

   5.Nothing herein contained shall be deemed a waiver of any of the Landlord's rights under the Original Lease, including, without limitation, the Landlord's right to rental and other monetary consideration payable under the Sublease in excess of the Rent payable by Original Tenant under the Original lease.

   6. Neither the Subtenant nor the Original Tenant shall make any additions, alterations or structural changes in or to the Premises, or any portion thereof, without both the Original Tenant and the Subtenant first obtaining the Landlord's prior written consent thereto in each instance. In addition, no amendment, modification or revision of the Sublease shall hereafter be made without the prior written consent of Landlord.

   7. The Original Tenant hereby authorizes Subtenant, as agent for Original Tenant, to obtain services and materials for or related to the premises, and Original Tenant agrees to pay for such services and materials as additional rent under the Original Lease upon written demand from Landlord, However, as a accommodation to the Original Tenant, Landlord may bill Subtenant for such services and materials, or any portion thereof, in which event Subtenant agrees to pay for the services and materials so billed, but such billing shall not relieve Original Tenant from its primary obligation to pay for such services and materials. The authority herein given by Original Tenant to Subtenant shall be continuing and the Original Tenant shall not revoke it.

   8. Original Tenant and Subtenant hereby represent to Landlord that the Sublease attached hereto as Exhibit "A" (a) is a correct and complete copy of the document it purports to be, and (b) contains the entire agreement and understanding between Original Tenant and Subtenant with regard to the subject matter contained thereof, specifically including without limitation, all agreement concerning rent and other considerations payable by Subtenant to original Tenant for the Premises.

   9. Original Tenant and subtenant hereby jointly and severally agree to indemnify, defend (if requested by Landlord) and hold harmless Landlord, the managing agent of the building and the respective officers, directors, employees, agents and beneficiaries from and against any and all liabilities and claims for brokerage commissions and fees arising out of or in connection with the Sublease of the Premises.

   10. This Agreement shall be binding and inure to the benefit of Landlord, Original Tenant, Subtenant and their respective successors and permitted assigns.

   11. The Consent to Sublease shall be deemed limited solely to this Sublease and shall not relieve Original Tenant or Subtenant from the obligation to obtain the consent of Landlord to (1) any further Sublease or Sub-sublease of the Premises, or any part thereof or any other area covered by the Original Lease or (ii) any assignment of the interest of Original Tenant under the Original Lease or (iii) any assignment of the interest under the Sublease.

   12. The consent hereto by Landlord shall not serve as an admission or assumption of any liability by Landlord to Subtenant or as a representation, warranty or surety as to any representation or undertakings of the Sublandlord under the Sublease.

Dated as of the            day of July, 1997.

LANDLORD                           WITNESSES

BR/NO L.A. Properties, LLC

By:  SPM Industrial, LLC           ______________________


Its:   Administrative Member       ______________________



      Mark P.Sealy
      Member


ORIGINAL TENANT

 Wireless One, Inc.

By: _______________________       ______________________

Its:_______________________
______________________



SUBTENANT

   21st Century/Var Tech Inc.

By:__________________________           ________________________

Its:_________________________           ________________________

                           "SUB-LEASE AGREEMENT"

THIS SUB-LEASE is made this           day of July, 1997 by Wireless One, Inc.
(hereinafter referred to as "Sub-lessor"), and 21st Century/VarTech Inc. (hereinafter referred to as the "Sub Lessee").

                             WITNESSETH

   Sub-Lessor and Sub-Lessee hereby confirms and ratify, except as modified below, all of the terms and conditions and covenants in that certain written "Original" Lease Agreement date December 17, 1995, and by and between BR/NO LA Properties, LLC and Wireless One Inc., (lease attached).

   Approximately 15,746 square feet of office/warehouse space, (the "Leased Premises") located at 11301 Industriplex Blvd., Ste. 4 & 5, Baton Rouge, LA 70809.

   Sub-Lessee warrants that the Sub-Lessee has inspected the Leased Premises and that the Sub-Lessee accepts the Leased Premises in its present "as is" condition. However, Sub-Lessor will have suite ready for occupancy on or before September 1, 1997.

   Sub-Lessee agrees to all points in "Original" Lease (attached) except the following:

   Sub-Lessee shall commence on or before September 1, 1997. At execution of Sub-Lease and occupancy of space, which ever occurs first, Sub-Lessee will have proper content and liability insurance in place naming the appropriate parties as additional insured.

   Sub-Lease term will be for Five (5) years beginning September 1, 1997 and expiring August 31, 2002.

   Base Rent - September & October will be rent free. Base Rent period covering November 1, 1997 thru February 28, 1999 will be $9,578.82 per month. Base Rent period covering March 1, 1999 thru February 28, 2001 will be $10,169.29 per month. Base Rent period covering March 1, 2001 thru August 31, 2002 will be $10,497.33.

   Rent payments will be paid directly to Wireless One, Inc. or assignee, 5551 Corporate Blvd., Suite 2A, Baton Rouge, LA unless otherwise designated by Sub-Lessor in writing.

   Sub-Lessor will work in good faith with Lessor to have Lessor bill Sub-Lessee direct for common area and maintenance charges.

   Sub-Lessor agrees to pay Latter & Blum, Inc. Realtors, represented by Edward L. Rotenberg a commission at execution of this Sub-Lease per separate listing agreement.

   In addition, Sub-Lessee agrees to purchase, via installment payments, the office equipment itemized in Attachment "B". It is understood that the installment payment for the office equipment will be $10,000 upon execution of the final Sub-Lease agreement, and an additional $40,000 payable on or before September 1, 1997, plus $5,000 per month payable over forty-three months beginning November 1, 1997.

   In witness whereof the parties hereto have executed the Sub-Lease
Agreement.




WITNESS:                            SUB-LESSOR


______________________________      ________________________________
                                    Henry G. Schopfer, Executive
                                      Vice-President and Chief Financial
                                      Officer

                                    Wireless One, Inc.




WITNESSES:                          SUB-LESSEE


______________________________      ________________________________
                                    Kim D'Albor, President
                                    21st Century/VarTech Inc.

Attachment B

                              ITEMS FOR SALE

DESCRIPTION

Honeywell Access Control & Burglar Alarm (monitoring runs $123/mo.)
  1 - 8112 Control w/enclosure
  2 - Keypad
  4 -Card Readers
  40 - Wiegand Cards
  4 - Single Door Contacts
  5 - Infrared Motion Detectors
  2 - Overhead Door Contacts, Rear Northeast Area
  2 - Glass Break Detectors, Rear Southeast Area
  4 - Magnetic Door Locks
  2 - Outside Siren Strobes
  4 - Electric Strikes on Doors
  2 - Outside Siren Strobes
  4 - Electric Strikes on Doors

Speedrack Pallet Rack System (located in Warehouse)
  26 - Frames 42" X 168", 18,600# Capacity
  60 - Beams 3" X 108", 3,340# Capacity
   8 - Beams 3" X 60", 6,010# Capacity
  16 - Beams 3" X 54", 6,680# Capacity
  26 - Frames 42" X 168", 28, 150# Capacity
  Wire Decking 42D X 52W, 2X4X4 GA, 4 channels for 1-5/8 step

Dock Leveler
  1 - Dock leveler without bumpers
  2 - bumpers with rubber

Forklift
  1 - Caterpillar forklift, EP15T 3,000 lb., three wheel Electric, w/three stage mast
  1 - Bulldog Battery
  1 - Battery Charger
  1 - Side Shifter

Generator
  1 - SG050-45KW LPG Vapor Generator, single-phase, 120/240 voltage 60 hertz, 4.0L engine, 1800 RPM, with weatherproof enclosure, Generac "C" control panel

Storage Shelves (10 available @ $169 each)

ALLSTEEL Modular Furniture (see attached inventory list and copy of floor plan)

ALLSTEEL File Cabinets (several available at $213 each)

Telephone System
   1 - Intertel AXXESS Digital Key Service Unit - 4.0 Software
 120 - Digital Ports
  48 - Analog Ports (modems, cordless)
  16 - Loop Start Trunks (local lines)
   6 - Combo Analog/D.I.D. Ports
   2 - T-1 Cards
   6 - Analog D.I.D./Modem Trunks
  12 - Voice Mail (Axxessory Talk) Ports
   3 - Stack Battery Backup
   1 - External Paging System with Speaker
   1 - Outdoor Weatherproof Jack
   1 - 100 Unit PAL for added features
   Initial wiring of building for telephones, computer network, faxes, modems, etc.
   Additional wiring of call center stations and administrative areas

Telephones
  18 - Basic (8 button) telephone @ $255 each
  31 - Standard (12 button) telephone @ $293 each
  33 - Standard (12 button) telephone with LCD @ $329 each
   5 - Executive telephones with LCD @ $332 each
   2 - Attendant Consoles @ $425 each
   2 - Conference telephones @ $995 each
   1 - Cordless telephone @ $453, battery $60
   1 - Cordless Telephone @ $722, battery $58

Appliances
   2 - Kenmore Refrigerators, 20.6 cubic ft. Top Mount w/icemaker 2 - Microwaves, one Kenmore, one General Electric
   1 - Kenmore Dishwasher

Board Room Furniture
   1 - Jofco conference table
   1 - conference board
  14 - chairs

Conference Room Furniture
   1 - ABO conference table
   1 - conference board
  10 - Globe swivel executive chairs

Break Room Furniture
   3 - 42" round table tops with 30" cast iron base
  12 - Padded chairs


Training Room Furniture
   8 - 24" X 72" Folding Tables
  40 - Padded chairs

  27.  Financial Data Schedule                            Filed herewith
                                                          electronically