Form 10-Q
period 1997-10-31
VARTECH SYSTEMS INC
filed 1997-12-17
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                                FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT  OF 1934


For the quarter October 31, 1997           Commission file number 33-26798-D


                           VARTECH SYSTEMS INC.
          (exact name of registrant as specified in its' charter)



                                  Colorado
       (State or other jurisdiction of incorporation or organization)

                               84-1104385
                 (I.R.S. Employer Identification No.)



                 11301 Industriplex Boulevard, Suite 4
                   Baton Rouge, Louisiana 70809-4115
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

1,950,000 shares of common stock, $.001 par value, (the issuer's only class of common stock), were outstanding as of December 9, 1997.

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    Vartech Systems Inc. and Subsidiary

                               Balance Sheet

                                                   October 31,    July 31,
                                                      1997          1997
                                                    Unaudited     Audited
                                                    ---------     -------
ASSETS
Current Assets
   Cash                                            $    8,159   $  100,796
   Investments                                          6,500        6,500
   Accounts receivable                                907,847      921,338
   Inventory                                          204,755      291,350
   Prepaid expenses                                    16,667       16,667
   Deferred income taxes                               19,422       19,422
                                                   ----------   ----------
         Current assets                             1,163,350    1,356,073


   Property and equipment (net of depreciation)       357 065      401,232
   Leasehold improvements (net of depreciation)         7,896       31,994
   Note receivable - officer                             -          14,202
   Deposits                                           105,706      105,706
   Goodwill                                            10,391       10,853
   Other assets                                         4,700        4,660
                                                   ----------   ----------

        Total assets                               $1,649,108   $1,924,720
                                                   ----------   ----------

                    Vartech Systems Inc. and Subsidiary

                               Balance Sheet


LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities
   Accounts payable                                   712,089      985,216
   Accrued payables                                   100,030       83,575
   Notes payable                                      284,186      136,222
   Current maturities - Long-Term debt                 37,509       84,313
   Income taxes payable                                  -          41,842
                                                   ----------   ----------
        Total current liabilities                   1,133,814    1,331,168


Deferred Income Taxes                                   5,760        5,760
Long term debt                                        233,135      162,381
Stockholder loan                                         -          52,774
                                                   ----------   ----------

        Total liabilities                           1,372,709    1,552,083


Common stock - $.001 par value
 100,000,000 shares authorized
 1,950,000 and 1,937,300 shares
 issued and outstanding at October 31, 1997
 and July 31, 1997                                      1,950        1,937

Capital in excess of par value                        412,472      412,485

Retained earnings                                    (138,023)    ( 41,785)
                                                   ----------   ----------
Total shareholders' equity                            276,399      372,637


Total liabilities and shareholders' equity         $1,649,108   $1,924,720
                                                   ----------   ----------

                    Vartech Systems Inc. and Subsidiary

                         Statement of Operations
                               (Unaudited)


                                                      Quarter Ended
                                                        October 31,
                                                     1997        1996
                                                 ----------    --------

Revenues
   Sales                                         $1,611,555    $402,570
       Cost of sales                              1,185,082     201,320
                                                 ----------    --------

   Gross profit                                     426,473     201,250


   Expenses                                         522,712     136,762
                                                 ----------    --------

   Income                                        $ ( 96,239)   $ 64,488

   Per common share                                   (0.05)        .04

   Weighted number shares
    outstanding                                   1,950,000   1,787,300

                   Vartech Systems Inc and Subsidiary

                         Statement of Cash Flows
                               (Unaudited)
                            Three Months Ended
                                                      Quarter Ended
                                                        October 31,
                                                     1997        1996
                                                  ---------    --------

Cash flow from operating activates
   Net income (loss)                               $(96,239)   $ 64,488
   Noncash items included in net
    income
      Depreciation and amortization                  26,255       5,000
      Net changes in:
        Accounts receivable and other assets         13,451    (116,554)
        Inventory                                    86,595      (5,000)
        Accounts payable and
         accrued expenses                          (298,514)     48,394
                                                  ---------    --------

Net cash provided(used)by operating activities     (268,452)     (3,672)
                                                  ---------    --------

Cash flows from investing activities
   Sale of property and equipment                    42,473        -

Cash flow from financing activities
   Changes in notes payable                         119,140       8,068
   Changes in notes receivable                       14,202        -
                                                  ---------    --------

Net increase (decrease) in cash                     (92,637)    (11,740)

Cash and equivalents,
 beginning of period                                100,796      18,683
                                                  ---------    --------

Cash and equivalents,
 end of period                                    $   8,159    $  6,943
                                                  ---------    --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


                    THREE MONTHS ENDED OCTOBER 31, 1997
                       COMPARED TO OCTOBER 31, 1996

The Company's revenues increased by 408% to $1,611,555 in the first quarter of fiscal 1998 as compared to $402,570 in the first quarter of fiscal 1997.

The increase was due to the acquisition of 21st Century Professionals, Inc.

as of June 30, 1997.


The Company's costs and expenses increased in the period to $1,707,794 or

106% of revenues as compared to $338,082 or 85% in the same period of 1997.

The primary difference in the two periods was due to the acquisition of 21st

Century Professionals, Inc. and the elimination of certain product lines.

Start up costs in new areas and additional staffing were also factors.


The Company's net loss in the first quarter of 1997 was $96,239 as compared to net income of $64,488 in the same period in fiscal 1996.  The decrease in net income was a result of the factors mentioned above.


                      LIQUIDITY AND CAPITAL RESOURCES

The Company has three lines of credit totaling $400,000 which it uses for short-term borrowing to acquire inventory and finance the increase in accounts receivable.  On October 31,1997, the outstanding balance on these lines was $284,186.  The lines of credit and its current assets of $1,127,261 are deemed sufficient to fund operations for the next twelve months.  As of

October 31, 1997, the Company had $115,814 available under the lines of credit.

                    VARTECH SYSTEMS, INC AND SUBSIDIARY
                  NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              October 31, 1997


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


VARTECH SYSTEMS INC.
(Registrant)


DATE:  December 9, 1997

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