Form 10-Q
period 1998-01-31
VARTECH SYSTEMS INC
filed 1998-03-12
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                    Form 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarter January 31, 1998

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

Indicate by check mark whether the registrant (1) has filled all reports by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days.     YES [X]     NO[  ]

Indicate the number of shares outstanding of each of the insurer's classes of common stock, as of the latest practicable date.

1,950,000 shares of common stock, $.001 par value, (the issuer's only class of common stock), were outstanding as of March 9, 1998.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      VarTech Systems Inc. and Subsidiary

                                  Balance Sheet

                                        January 31,             July 31,
                                           1998                     1997
                                        Unaudited               Audited
                                      -------------            -------------
ASSETS
Current Assets
      Cash                             $   69,320               $  100,796
      Investments                           6,500                    6,500
      Accounts receivable                 829,153                  921,338
      Inventory                           188,746                  291,350
      Prepaid expenses                     16,667                   16,667
      Deferred income taxes                19,422                   19,422
                                      -----------              -----------
         Current assets                 1,129,808                1,356,073

      Property and equipme
        (net of depreciation)             394,866                  401,232
      Leasehold improvements
        (net of depreciation)               6,296                   31,994
      Note receivable - officer              -                      14,202
      Deposits                            105,351                  105,706
      Goodwill                              9,929                   10,853
      Other assets                           -                       4,660
                                       ----------               ----------
         Total assets                  $1,646,250               $1,924,720

                     VarTech Systems Inc. and Subsidiary

                                Balance Sheet

                                          January 31,             July 31,
                                            1998                    1997
                                           Unaudited              Audited
                                         ------------           -----------

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities
    Accounts payable - IBMCC               $523,006              $817,262
      Accounts payable                      122,888               167,954
      Accrued payables                       88,143                83,575
      Notes payable                         223,193               136,222
      Current maturities - Long-Term debt    38,446                84,313
      Income taxes payable                     -                   41,842
                                         ----------            ----------
         Total current liabilities          995,676             1,331,168

Deferred Income Taxes                         5,760                 5,760
Long term debt                              368,055               162,381
Stockholder loan                               -                   52,774
                                        -----------            ----------
          Total liabilities               1,369,491             1,552,083


Common stock - $.001 par value
100,000,000 shares authorized
1,950,000 and 1,937,300 shares
issued and outstanding at
January 31, 1998 and July 31, 1997           1,950                 1,937

Capital in excess of par value             412,472               412,485

Retained earnings                         (137,663)             ( 41,785)
                                       -----------           -----------
Total shareholders' equity                 276,759               372,637

Total liabilities and shareholders'
    equity                              $1,646,250            $1,924,720
                                       -----------           -----------

                       VarTech Systems Inc. and Subsidiary

                              Statement of Operations
                                    (Unaudited)


                              Quarter Ended              Six Months Ended
                               January 31,                  January 31,
                          1998           1997           1998           1997
                       ----------    -----------    -----------   -----------

Sales                  $1,412,074      $825,391      $3,023,629    $1,227,961
Cost of sales             793,988       444,818       1,979,070       646,138
                       ----------      --------      ----------    ----------
Gross profit              618,086       380,573       1,044,559       581,823

Expenses                  617,726       129,862       1,140,438       250,624
                       ----------      --------      ----------    ----------

Income before taxes           360       250,711         (95,879)      331,199

Income taxes                 -          118,000            -          134,000
                       ----------      --------      ----------    ----------

Net income             $      360      $132,711      $  (95,879)     $197,199

Per common share              .00           .07            (.05)          .11


Weighted number shares
  outstanding           1,950,000     1,787,300       1,950,000     1,787,300

                      VarTech Systems Inc. and Subsidiary

                            Statement of Cash Flows
                                  (Unaudited)


                                      Quarter Ended        Six Months Ended
                                       January 31,            January 31,
                                   1998        1997       1998         1997
                                 -------------------------------------------

Cash flow from operating activities

Net income (loss)                 $     360   $132,711   $(95,879)  $197,199
  Noncash items included in
   net income
     Depreciation and amortization   24,262      5,000     50,517     10,000
       Net changes in:
         Accounts receivable and
           other assets              64,327   (181,923)    77,778   (298,477)
         Inventory                   16,008    (20,000)   102,603    (25,000)
         Deposits                      -      (120,000)      -      (120,000)
         Accounts payable and
           accrued expenses         (58,659)   143,008   (357,173)   191,402
                                  ---------   --------   --------   --------
Net cash provided (used)
  by operating activities            46,298    (41,204)  (222,154)   (44,876)
                                  ---------   --------   --------   --------

Cash flows from investing activities
  Sale of property and equipment       -          -        42,473       -
  Purchase of property and
    equipment                       (60,000)      -       (60,000)      -

Cash flow from financing activities
  Changes in notes payable           74,863     50,402    194,003     42,334
  Changes in notes receivable          -          -        14,202       -
                                  ---------   --------   --------   --------
Net increase (decrease) in cash      61,161      9,198    (31,476)    (2,542)

Cash and equivalents,
  beginning of period                 8,159      6,943    100,796     18,683
                                  ---------   --------   --------   --------
Cash and equivalents,
  end of period                     $69,320   $ 16,141   $ 69,320   $ 16,141
                                  ---------   --------   --------   --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1998
COMPARED TO JANUARY 31, 1997

The Company's revenues increased by 71% to $1,412,074 in the second quarter of fiscal 1998 as compared to $825,391 in the second quarter of fiscal 1997.
The increase in revenue was due to the acquisition of 21st Century Professionals, Inc. as of June 30, 1997.

The Company's costs and expenses in the period before provision for income taxes totaled $1,411,714 or 99.75% of revenues as compared to $574,680 or 97% in the same period of 1997. The primary difference in the two periods was due to the acquisition of 21st Century Professionals resulting in the elimination of certain product lines causing downward adjustments in inventory which caused an increase in cost of sales for the period. Start up costs in new areas and additional staffing also contributed to the increase in expenses.

The Company's profit in the second quarter of 1998 was $360 as compared to a profit of $132,711 in the same period in fiscal 1997. The decrease in net income was a result of the Company's increase in both cost of sales which resulted in lower profit margins and increase in salary expenses.


SIX MONTHS ENDED JANUARY 31, 1998
COMPARED TO JANUARY 31, 1997

The Company's revenues increased by 246% to $3,023,629 for the six months ended January 31, 1998 as compared to $1,227,961 for the six months ended January 1, 1997. The increase in revenue is attributed to the acquisition of 21st Century Professionals, Inc.

The Company's cost and expenses increased during the period. Cost and expenses were $3,119,508 or 103% of revenue for the six months ended January 31, 1998 as compared to $912,762 or 95% for the six months ended January 31, 1997. The difference in the two periods was the increased cost of eliminating certain product lines and increased staffing.

The Company's loss for the six months ended January 31, 1998 was $95,879 as compared to a profit of $197,199 for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit totaling $475,000 which it uses for short-term borrowing to acquire inventory and finance accounts receivable. On January 31, 1998, the outstanding balance on these lines was $373,000. The lines of credit and its current assets of $1,129,808 are deemed sufficient to fund operations for the next twelve months. As of January 31, 1998, the Company had $102,000 available under the lines of credit.

VARTECH SYSTEMS INC AND SUBSIDIARY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JANUARY 31, 1998

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

                                  VARTECH SYSTEMS INC.
                                     (Registrant)

DATE:  March 9, 1998


                                  J. Keith Henderson
                                  President

                                  signed/s/ J. Keith Henderson

EXHIBIT INDEX

EXHIBIT                                   METHOD OF FILING
------------                             -----------------------------------
27.    Financial Data Schedule            Filed herewith electronically