Form 10-Q
period 1998-04-30
VARTECH SYSTEMS INC
filed 1998-06-10
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                   Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter April 30, 1998              Commission file number 33-26798-D


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

2,050,000 shares of common stock, $.001 par value, (the issuer's only class of common stock), were outstanding as of June 5, 1998.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     VarTech Systems Inc. and Subsidiary

                                Balance Sheet

                                                 April 30,          July 31,
                                                   1998               1997
                                                 Unaudited          Audited
                                               -------------     -------------
ASSETS
Current Assets
      Cash                                     $     43,344        $  100,796
      Investments                                     6,500             6,500
      Accounts receivable                         1,175,643           921,338
      Inventory                                     177,727           291,350
      Prepaid expenses                               16,667            16,667
      Deferred income taxes                          19,422            19,422
                                               ------------       -----------
                Current assets                    1,439,303         1,356,073

      Property and equipment
          (net of depreciation)                     370,565           401,232
      Leasehold improvements
          (net of depreciation)                       5,796            31,994
      Note receivable - officer                        -               14,202
      Deposits                                      105,351           105,706
      Goodwill                                        9,467            10,853
      Other assets                                     -                4,660
                                               ------------      ------------
                Total assets                     $1,930,482        $1,924,720
<PAGE

                      VarTech Systems Inc. and Subsidiary

                                Balance Sheet


                                                 April 30,          July 31,
                                                   1998               1997
                                                 Unaudited          Audited
                                              -------------       -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                              72,873            167,954
      Accrued payables                              77,816             83,575
      Notes payable - IBMCC                        659,784            817,262
      Notes payable                                106,048            136,222
      Current maturities - Long-Term debt           47,433             84,313
      Income taxes payable                          27,000             41,842
                                              ------------        -----------
                Total current liabilities          990,954          1,331,168

Deferred Income Taxes                                5,760              5,760
Long term debt                                     486,691            162,381
Stockholder loan                                      -                52,774
                                              ------------        -----------
                Total liabilities                1,483,405          1,552,083

Common stock - $.001 par value
100,000,000 shares authorized
2,050,000 and 1,937,300 shares
issued and outstanding at April 30, 1998
and July 31, 1997                                    2,050              1,937

Capital in excess of par value                     412,472            412,485

Retained earnings                                   32,555           ( 41,785)
                                              ------------        -----------
Total shareholders' equity                         447,077            372,637

Total liabilities and shareholders' equity      $1,930,482         $1,924,720
                                             -------------        -----------

                    VarTech Systems Inc. and Subsidiary

                         Statement of Operations
                              (Unaudited)

                              Quarter Ended            Nine Months Ended
                                April 30,                  April 30,
                          1998          1997          1998           1997
                        ----------------------      -------------------------
Revenues
       Sales            $1,980,265    $722,859      $5,003,893     $1,950,820
       Cost of sales     1,274,482     462,205       3,253,552      1,108,343
                        ----------    --------      ----------     ----------

       Gross profit        705,783     260,654       1,750,341        842,477

       Expenses            508,564     186,208       1,649,002        434,835
                        ----------   ---------      ----------    -----------
      Income before
          taxes            197,219      74,446         101,339        407,642

      Income taxes          27,000      21,000          27,000        155,000
                        ----------   ---------      ----------    -----------

      Net income        $  170,219    $ 53,446       $  74,339       $252,642

      Per common share         .08         .03             .04            .14


      Weighted number
      shares outstanding 2,050,000   1,787,300       2,050,000      1,787,300

                     VarTech Systems Inc. and Subsidiary

                          Statement of Cash Flows
                                (Unaudited)

                                         Quarter Ended      Nine Months Ended
                                            April 30,            April 30,
                                        1998       1998     1998         1997
                                      -----------------    -------------------
Cash flow from operating activities
   Net income (loss)                  $170,219 $ 53,446    $ 74,339   $252,642
     Noncash items included in net
       income
       Depreciation and amortization    25,262   10,000      75,779     20,000
         Net changes in:
           Accounts receivable
            and other assets          (346,490) (54,880)   (268,711)  (353,357)
           Inventory                    11,018  (10,000)    113,622    (35,000)
           Deposits                       -        -           -      (120,000)
           Accounts payable and
            accrued expenses          ( 33,341)  25,259    (390,515)   216,661
                                     --------- --------    --------   ---------
Net cash provided (used)
   by operating activities            (173,332)  23,825    (395,486)   (19,054)
                                     ---------  -------    --------   ---------

Cash flows from investing activities
   Sale of property and equipment         -        -         42,473       -
       Purchase of property
        and equipment                     -        -        (60,000)      -
                                     ---------  -------    --------   ---------
Net cash used in inveting activities      -        -        (17,527)      -

Cash flow from financing activities
   Changes in notes payable            147,355  (25,774)    341,359     14,563
   Changes in notes receivable            -        -         14,202       -
                                     ---------  -------    --------   ---------
Net cash provided (used) by
  financing activities                 147,355  (25,774)    355,561     14,563

Net increase (decrease) in cash        (25,977)  (1,949)    (57,452)    (4,491)

Cash and equivalents,
  beginning of period                   69,321   16,141     100,796     18,683
                                     --------- --------    --------   --------
Cash and equivalents,
  end of period                       $ 43,344 $ 14,192    $ 43,344   $ 14,192
                                     --------- --------    ---------  --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1998
COMPARED TO APRIL 30, 1997

The Company's revenues increased to $1,980,265 in the third quarter of fiscal 1998 as compared to $722,859 in the third quarter of fiscal 1997. This revenue increase is due to the acquisition of 21st Century Professionals, Inc. as of June 30, 1997.

The Company's costs and expenses in the period before provision for income taxes totaled $1,783,046 or 90% of revenues as compared to $648,413 or 90% in the same period of 1997. The profit percent before taxes remained constant for the two periods.

The Company's net income after tax in the third quarter of 1998 was $170,219 as compared to a net income after tax of $53,446 in the same period of fiscal 1997. The increase in net income was a result of the Company's increase in both sales volume and profit margins on the products sold.


NINE MONTHS ENDED APRIL 30, 1998
COMPARED TO APRIL 30, 1997

The Company's revenues increased by 157% to $5,003,893 for the nine months ended April 30, 1998 as compared to $1,950,820 for the nine months ended April 30, 1997. The increase in revenue is attributed to the acquisition of 21st Century Professionals, Inc.

The Company's costs and expenses increased during the period. Costs and expenses were $4,902,554 or 98% of revenue for the nine months ended April 30, 1998 as compared to $1,543,178 or 79% for the nine months ended April 30, 1997.

The Company's after tax income for the nine months ended April 30, 1998 was $74,339 as compared to after tax income of $252,642 for the same period of the previous year.


LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit totaling $1,250,000 which it uses for short-term borrowing to acquire inventory and finance accounts receivable. On April 30, 1998, the outstanding balance on these lines was $1,005,832. The lines of credit and its current assets of $1,439,303 are deemed sufficient to fund operations for the next twelve months. As of April 30, 1998, the Company had $244,168 available under the lines of credit.

VARTECH SYSTEMS INC AND SUBSIDIARY

NOTES TO UNAUDITED FINANCIAL STATEMENTS
APRIL 30, 1998

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

DATE:  June 5, 1998

                               J. Keith Henderson
                               President

                               signed/s/ J. Keith Henderson

EXHIBIT INDEX

EXHIBIT                                       METHOD OF FILING
------------                             -----------------------------------
27.  Financial Data Schedule                 Filed herewith electronically