Form 10-K
period 1998-07-31
VARTECH SYSTEMS INC
filed 1998-12-03
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549

                                       FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT  OF 1934
                         For the fiscal year ended July 31, 1998

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

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of September 30, 1998 was $1,200,000. On such date, the average of the bid and asked prices of the common stock was $3.00 per share. The registrant had 1,950,000 shares of common stock, $.001 par value, outstanding as of September 30, 1998.

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

21st Century/VarTech was incorporated in the state of Louisiana in 1993 and derives substantially all of its revenue from computer hardware and software sales and computer related consulting services. The company sells its merchandise and services to customers located throughout the United States;
however, its majority of   customers are located in Louisiana.

Description of Business

VarTech Systems Inc. and its wholly-owned subsidiary 21st Century/VarTech Inc. are authorized resellers of computer parts and equipment.

VarTech, formerly Richmond Capital Corporation, has been in the computer reseller business for over nine years with an emphasis in the power utility, chemical, natural gas, aerospace, simulation, geophysical, railroad, engineering and mass transit industries. VarTech is a technological integrator and value-added reseller of mainframe, mid-range and UNIX based computer platforms. VarTech buys and sells new, reconditioned and pre-owned hardware systems and associated peripherals. The following equipment is supported: Aydin, Harris, IBM and Sun Microsystems. VarTech specializes in Process Controls, Supervisory Controls and Data Acquisition (SCADA), Transmission and Distribution, Remote Terminal Units (RTUs), High-end 3DGraphics, Client Server, and Geophysical Analysis based applications.

21st specializes in Consulting Services, Intranet Connectivity, Internet Connectivity, Systems Integration, Software Design, Data Communications, Training Services, Maintenance and Field Service. 21st is an authorized reseller and distributor for IBM, Compaq, Hewlett Packard, US Robotics, 3COM, CISCO Systems, Gigalabs and BlackBox. 21st also provides certified networking technicians for Novell and Microsoft.

Marketing and Customers

The Company utilizes telephone solicitation, personal contact, direct mail, fax broadcasting, industry specific advertising, and participates in regional trade shows and expos to market itself and its services to its customer base. VarTech's customer base is global and is comprised mainly of those entities which have a computer installed base of Aydin, Harris, IBM and Sun
Microsystems. 21st Century/VarTech's customer base is focused in the southeast United States and is comprised of entities from small businesses to large corporations such as banks, municipalities, law-forms, school districts, manufacturing facilities, doctors and hospitals. Purchased mailing and telephone lists, the Internet, and involvement in professional and community organizations are used to derive its potential customer lists. 21st is an IBM Business Partner.

Warranty and Customer Service

The Company provides a repair, replace or full refund warranty for ninety (90) days from date of the sale. There were no warranty claims pending at July 31, 1998.

Employees

As of July 31, 1998, the Company employed fifty five people full-time including four executive officers. Employee relations are considered good and the Company has no collective bargaining contracts covering any of its employees.

Competition

The Company is involved in a market where many different companies provide the same basic services. There is no dominant company engaged in providing the same basic services as that of the Company.

ITEM 2.  PROPERTIES

The Company maintains its office in 15,700 square feet of leased office space in Baton Rouge, Louisiana under a five year lease which expires in the year 2002. The Company also leases 1,200 square feet of office space in Lafayette, Louisiana under a one year lease. The Company maintains a warehouse in 12,500 square feet of space in Baton Rouge, Louisiana under a five year lease.

ITEM 3.  LEGAL PROCEEDINGS

The Company has no material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal year ending July 31, 1998


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's common stock is traded in the general over-the-counter market and listed in the "Pink Sheets". The following table sets forth the quarterly high and low bid prices in the over-the counter market as reported for the period indicated.

Fiscal Year ended
  July 31, 1998                          High(1)              Low(1)

1st Quarter                              $3.00                $2.00
2nd Quarter                              $2.75                $1.75
3rd Quarter                              $3.50                $2.50
4th Quarter                              $4.00                $3.00

(1) The prices set forth in the table above were provided by the National Quotation Bureau and reflect the high and low bid prices over each quarter.

During 1998, the price range for the Company's common stock averaged a bid of $3.00 per share.

These prices may represent inter-dealer quotations without retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

As of July 31, 1998, the Company had 292 holders of record of its common shares.

The Company has never paid cash dividends on its common stock and has no plans to pay cash dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA
                                               July 31,
                            1998      1997     1996       1995        1994

Balance Sheet Data
Total assets           $2,959,956  $1,924,720  $269,359  $374,777    $621,281
Shareholders' equity      433,044     372,637   117,908   111,704     435,499

Income Statement Data
Total revenue          6,654,986    3,001,492 1,466,173   941,948     675,686
Operating expenses     6,487,496    2,797,325 1,457,267 1,021,630     649,938
Net income (loss)
 from continuing
   operations             47,707      104,729     6,204   (67,091)     25,748
   Net income (loss)
    from continuing
    operations per
    common share          $.02         $.06       $0.00    ($.03)       $.01

Weighted average number of
   common shares
   outstanding         1,948,942    1,799,803 1,787,300 1,927,918   1,806,204
Common shares
   outstanding         1,950,000    1,937,300 1,787,300 1,787,300   2,087,300
Preferred shares
   outstanding             -            -         -         -           -


There were no shares of the Company's sole class of preferred stock, $.01 par value, outstanding as of July 31, 1998, 1997, 1996, 1995 and 1994.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Company has $1,272,825 in current assets. The Company has lines of credit totaling $1,250,000 from two financial institutions. This, along with revenue generated from sales revenue is deemed sufficient to fund all required expenditures for the next 12-month period.

Results of Operations

The Company's 1998 sales volume has increased over 1997 by approximately $3,653,000. The increase of 1997 over 1996 was $1,534,000. This continued increase was primarily due to the Company's increase in sales staff. The gross margin on the new sales generated approximated the gross margin in 1997. Management believes as the new personnel become more familiar with the product lines, sales will continue to increase and profit margins will improve.

Company Revenue

The sales revenue reported in the financial statements reflects the total sales of computers, computer related equipment, and consulting services through July 31, 1998. These revenues through July 31, 1998 are approximately $3,653,000 greater than the year ended July 31, 1997 and $5,188,000 greater than the year ended July 31, 1996. The increase resulted primarily from new sales of a larger and more experienced sales staff.

Company Cost of Sales

The cost of sales is directly related to the cost of the equipment purchased and consulting services rendered. Since the revenue is derived from the sale of used computers and computer equipment, the cost of sales will fluctuate with the going price of used computer equipment. There are no market price quotations for the equipment and therefore no industry standards or long term prior history for comparison. The cost of sales for the year ended July 31, 1998, 1997 and 1996 totaled 71%, 68% and 66%, respectively.


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

Depreciation and Amortization

Depreciation expense reflects the current period utility of the assets based on their useful lives. Amortization is primarily the current period expense of the non compete agreement.

Rent

Rent is being expensed on a straight line basis over the terms of the leases for office and warehouse space.

Interest and Dividend Income/Expense

Interest expense increased to $103,993 in 1998 due to additional accounts receivable financing. There have been no material amounts of interest income earned during the current or prior years. Interest expense is for cash advances on two credit lines.

Liquidity

The Company believes its cash generated from operations, its ability to secure short term working capital needs, and the prospects of increasing sales of computers, computer equipment, and consulting services will provide sufficient cash to meet current working capital needs. Capital is typically provided primarily through cash from operations and credit received from trade creditors and advances from the established lines of credit.

There were capital expenditures for property and equipment during the fiscal year ended July 31, 1998, 1997 and 1996 totaling $75,000, $233,000, and $75,000.
In 1997, the Company relocated its offices and the capital expenditures were for
leasehold improvements, new furniture and equipment and computer upgrades.   No
major capital expenditures are expected for fiscal 1999.

The Company had long-term debt at July 31, 1998 totaling $101,056. The Company had $937,000 and $874,000 of advances against lines of credit at July 31, 1998 and 1997. These funds were used to fund the purchase of products for sale, property and equipment. The Company does not anticipate the need for long-term borrowing for fiscal year 1999.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Independent Auditors' Report appears at page F1 and the Financial Statements and Notes to the Financial Statements appear at pages F2 through F20.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There was no change in nor disagreements with the independent accountants on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure for the fiscal year ended July 31, 1998.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

All directors serve for a one-year period and until their respective successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

                                                    Positions(s)
      Name                Age                    with the Company

J. Keith Henderson         32           President-VarTech Systems Inc.
                                                and Director

Daniel S. Gould            35           Vice-President, Secretary and Director

Michele L. Prater          35           Director

Kim L. D'Albor             35           President-21st Century/VarTech Inc
                                        and Director

Brent J. Hedges            30           Vice-President, Treasurer and Director


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth as of September 28, 1998, the shares of the Company beneficially owned by each person known to management to be the beneficial owner of more than five percent (5%) of the outstanding shares by each officer and director and by all officers and directors of the Company as a group:
                                                Amount and
                                                 Nature of        Percent
Name and address of             Title of        Beneficial           of
  Beneficial Owner               Class           Ownership         Class

PTR Capital Corporation         Common          1,306,550          67.00%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana  70809

Michele L. Gould                Common             12,700           0.65%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana  70809

J. Keith Henderson              Common             50,000           2.56%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana  70809

Daniel S. Gould                 Common             18,000           0.92%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana 70809

Kim L. D'Albor                  Common             87,000           4.46%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana 70809

Brent J. Hedges                 Common             12,200            .63%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana 70809


All Officers and Directors      Common            179,900           9.22%
as a Group (5 Persons)


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
FORM 8-K

(a) The following documents are filed as parts of this Report starting on page F1:

1.  Financial Statements

    Independent Auditor's Report
    Consolidated Balance Sheets - July 31, 1998 and 1997
    Consolidated Statements of Income (Loss) for the years ended July 31, 1998,
      1997 and 1996
    Consolidated Statements of Changes in Shareholders' Equity for the years ended July 31, 1998, 1997 and 1996
    Consolidated Statements of Cash Flows for the years ended July 31, 1998,
      1997 and 1996
    Notes to Consolidated Financial Statements
    Independent Auditor's Report on Accompanying Information
    Schedule of Other Operating Expenses for the years ended July 31, 1998, 1997 and 1996

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

   10.11  Stock Option Agreement                                    *

   10.12  Agreement of Employment-Kim D'Albor                       *

   10.13   Agreement of Employment-Brent Hedges                     *

   10.14   Agreement of Employment- Dalbert Varnell, Jr.            *

   10.15  Commercial Sublease Agreement with Wireless One, Inc.
          related to certain premises leased in Baton Rouge,
          Louisiana                                                 *

   16.0   Letter from Samson, Robbins & Associates
          regarding change in certifying accountants                *

   24.1     Consent of R. Michael Sentel, Esquire (included
            in Exhibit 5)                                           *

   24.2     Consent of Brenner & Ianne                              *

As to any security holder requesting a copy of this Form 10-K, the Company will furnish any Exhibit indicated in the above list as filed with this Form 10-K upon payment to it of its expenses in furnishing such Exhibit.

                   Independent Auditor's Report



To the Board of Directors
 of VarTech Systems Inc.
Baton Rouge, Louisiana


We have audited the accompanying consolidated balance sheets of VarTech Systems Inc. and subsidiaries as of July 31, 1998 and 1997, and the related statements of income, changes in stockholders' equity and cash flows for the years ended July 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VarTech Systems Inc. and subsidiaries as of July 31, 1998 and 1997, and the results of operations and cash flows for the years ended July 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.




                              /s/ Laney, Boteler & Killinger




Atlanta, Georgia
September 24, 1998

                                F1

                   VarTech Systems Inc. and Subsidiaries

                               Balance Sheets



                                   Assets

                                                          July 31,
                                                     1998            1997
Current assets
   Cash and cash equivalents                      $     51,559   $    100,796
   Marketable equity securities                          6,500          6,500
   Accounts receivable, net of  allowance for
     doubtful accounts of $0 and $15,000               814,016        921,338
   Accounts receivable - other                          20,000           -
   Inventory                                           369,129        291,350
   Prepaid expenses                                      2,480         16,667
   Deferred income taxes                                 9,141         19,422
                                                     ---------      ---------
      Total current assets                           1,272,825      1,356,073

Property and equipment
   Furniture and fixtures                              186,581        176,877
   Equipment                                           357,685        321,296
   Leasehold improvements                                7,896         31,994
                                                     ---------      ---------
                                                       552,162        530,167
   Less: Accumulated depreciation                      167,671         96,941
                                                     ---------      ---------
                                                       384,491        433,226

Other assets
   Goodwill, net of accumulated
     amortization of $908 and $154                      10,119         10,853
   Non-compete agreements, net of accumulated
     amortization of $102,904 and $0                 1,180,000           -
   Deposits                                            112,521        105,706
   Note receivable - stockholder                          -            14,202
   Other                                                  -             4,660
                                                     ---------      ---------
                                                     1,302,640        135,421
                                                     ---------      ---------
                                                    $2,959,956     $1,924,720
                                                    ==========     ==========

See notes to consolidated financial statements
                                          F2

                  VarTech Systems Inc. and Subsidiaries

                            Balance Sheets

                   Liabilities and Stockholders' Equity

                                                         July 31,
                                                      1998           1997
Current liabilities
   Note payable-individual                      $       -        $     80,000
   Current maturities of long-term debt               48,508           81,030
   Current maturities of stockholder loan               -               3,283
   Notes payable-credit lines                        419,842           56,222
   Accounts payable-IBMCC                            517,707          817,262
   Accounts payable                                  115,392          167,954
   Income taxes payable                               16,302           41,842
   Current portion of non-compete obligation         135,000             -
   Other accrued expenses                             86,129           83,575
                                                  ----------      -----------
       Total current liabilities                   1,338,880        1,331,168

Deferred income taxes                                 20,701            5,760
Deferred lease expense                                21,275             -
Non-compete obligation, less current portion       1,045,000             -
Long-term debt, less current maturities              101,056          162,381
Stockholder loan, less current maturities               -              52,774
                                                  ----------      -----------
        Total liabilities                          2,526,912        1,552,083

Stockholders' equity
  Common stock, 100,000,000 shares,
     $.001 par authorized, 1,950,000
     and 1,937,300 shares issued and
     outstanding at July 31, 1998
     and 1997, respectively                            1,950            1,937
 Capital in excess of par value                      425,172          412,485

  Retained earnings (deficit)                          5,922          (41,785)
                                                 -----------       ----------
        Total stockholders' equity                   433,044          372,637
                                                 -----------       ----------
                                                 $ 2,959,956       $1,924,720
                                                 ===========       ==========

See notes to consolidated financial statements
                                       F3

                     VarTech Systems Inc. and Subsidiaries

                             Statements of Income

                                          For the Years Ended July 31,
                                       1998         1997            1996
Revenues
   Hardware and software          $5,158,639     $2,926,387    $1,466,173
   Consulting services             1,496,347         75,105          -
                                  ----------     ----------    ----------
                                   6,654,986      3,001,492     1,466,173
Cost of sales
   Hardware and software           3,849,849      1,998,759       968,826
   Salaries and related
      costs - consulting             906,173         43,000          -
                                  ----------     ----------    ----------
                                   4,756,022      2,041,759       968,826

Gross profit                       1,898,964        959,733       497,347

Operating expenses
   Selling expense                   434,850        186,553       135,805
   Administrative and general      1,296,624        569,013       352,636
                                  ----------     ----------    ----------
                                   1,731,474        755,566       488,441
Income before other
 operating income (expense)          167,490        204,167         8,906

Other operating income  (expense)
   Interest expense                 (103,993)       (18,408)       (5,132)
   Interest income                      -               800         5,300
   Gain(loss) on disposal of assets   25,734        (33,236)         -
                                  ----------     ----------    ----------
                                     (78,259)       (50,844)          168

Income (loss) from continuing operations
 before income tax provision          89,231        153,323         9,074

Income tax provision                 (41,524)       (48,594)       (2,870)

Net income                       $    47,707     $  104,729  $      6,204

Basic and diluted net income
per common share                 $     .02       $    .06    $      .00

Weighted average number of
common shares outstanding          1,948,942      1,799,803     1,787,300


See notes to consolidated financial statements
                                           F4

                     VarTech Systems Inc. and Subsidiaries

                 Statements of Changes in Stockholders' Equity
                for the Years Ended July 31, 1998, 1997 and 1996


                                            Capital in  Retained    Total
                      Common stock issued    Excess of  Earnings Stockholders'
                         Shares    Amount   Par Value  (Deficit)   Equity

Balance,July 31,1995   1,787,300  $1,787  $  262,635  $(152,718)  $ 111,704

Net income for the year
 ended July 31, 1996        -       -           -         6,204       6,204
                       ---------  ------  ----------  ---------   ---------
Balance, July 31, 1996 1,787,300   1,787     262,635   (146,514)    117,908

Shares of common stock
 issued in acquisition
 of 21St Century         100,000     100      99,900       -        100,000

Shares of common stock
 issued in exchange for
 legal services           50,000      50      49,950       -         50,000

Net income for the year
 ended July 31, 1997       -         -         -        104,729     104,729
                       ---------  ------ -----------   --------   ---------
Balance, July 31, 1997 1,937,300   1,937     412,485    (41,785)    372,637

Shares of common stock
 issued as compensation
 for services             12,700      13      12,687       -         12,700

Net income for the year
 ended July 31, 1998        -        -          -        47,707      47,707
                       ---------  ------  ----------   --------  ----------
Balance, July 31, 1998 1,950,000  $1,950  $  425,172   $  5,922  $  433,044
                       =========  ======  ==========   ========  ==========


















See notes to consolidated financial statements

                                           F5

                     VarTech Systems Inc. and Subsidiaries

                            Statements of Cash Flows

                                               For the Years Ended July 31,
                                               1998         1997      1996
Cash flows from operating activities
 Adjustments to reconcile net income
  to net cash (used in) provided by
   operating activities
    Net income                               $  47,707   $ 104,729  $   6,204
    Depreciation and amortization              185,039      25,878     16,808
    Services received in exchange for stock     12,700      25,000       -
    (Gain) loss on disposal of assets          (25,734)     33,236       -
    Deferred income taxes                       25,222       6,752       -
    (Decrease) increase in allowance for
      doubtful accounts                        (15,000)     15,000       -
   Change in operating assets and liabilities:
    Accounts receivable                        102,323    (148,165)   161,589
    Inventory                                  (77,781)    102,758      4,334
    Other assets                                14,187       1,129       -
    Accounts payable                          (352,119)     11,104   (186,046)
    Income taxes payable                       (25,540)     41,842       -
    Accrued expenses                             2,555        (596)     2,146
    Non-compete obligation                    (102,904)       -          -
    Deferred lease expense                      21,275        -          -
                                             ---------    --------   --------
      Net cash (used in) provided by
        operating activities                  (188,070)    218,667      5,035

Cash flows from investing activities
  Purchase of property and equipment           (75,183)   (233,396)   (75,060)
  Net increase in deposits                      (2,155)   (100,000)    (4,000)
    Net decrease (increase) in
     note receivable-stockholder                14,202        (800)      (800)
  Proceeds from sale of
    furniture and equipment                     68,251       3,040     14,542
                                             ---------    --------   --------
      Net cash provided by (used in)
        investing activities                     5,115    (331,156)   (65,318)


Notes to consolidated financial statements
                                        F6

                     VarTech Systems Inc. and Subsidiaries
                                              for the Years Ended July 31,
                                              1998          1997        1996
Cash flows from financing activities
  Net (payments on) proceeds from
   lines of credit                          $ 363,621    $ (56,956)   $72,278
  Payments on stockholder loan                (56,057)        (287)      -
  Proceeds from note payable                     -         226,896       -
  Payments on notes payable                  (173,846)        (318)      -
                                            ---------    ---------   --------
    Net cash provided by financing
         activities                           133,718      169,335     72,278

Net increase (decrease) in cash
  and cash equivalents                        (49,237)      56,846     11,995
Cash and cash equivalents,beginning of year   100,796       43,950      6,687
Cash and cash equivalents,end of year       $  51,559     $100,796    $18,682

         SUMMARY OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

During the year ended July 31, 1998, the Company issued 12,700 shares of common stock in exchange for services provided to the company. The fair market value of the 12,700 common shares was $12,700.

During the year ended July 31, 1998, the Company recorded deferred costs and an obligation totaling $1,282,904 relating to non-compete agreements of certain employees (Note 2).

On July 1, 1997, the Company issued 100,000 shares of common stock in exchange for all of the issued and outstanding stock of 21St Century Professionals, Inc. The fair market value of the 100,000 common shares was $100,000 (Note 2).

During the year ended July 31, 1997, the Company issued 50,000 shares of common stock in exchange for legal services provided to the company. The fair market value of the 50,000 common shares was $50,000.

              SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest during the years ended July 31, 1998, 1997 and 1996 totaled $106,343, $17,903, and $5,132, respectively.

Income taxes paid during the years ended July 31, 1998, 1997 and 1996 totaled $41,842, $0 and $0, respectively.

See notes to consolidated financial statements
                                           F7

                      VarTech Systems Inc. and Subsidiaries

                    Notes to Consolidated Financial Statements

Note 1 - Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of VarTech Systems Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at July 31, 1998 or 1997.

Investments

In accordance with the Financial Accounting Standards Board's Statement No. 115, marketable securities are classified as held-to-maturity, available-for-sale or trading based on the intentions and ability of the Company to hold the investment. All investments are classified as "available for sale" for accounting purposes and, therefore, are carried at fair value at the balance sheet dates. The original cost of the securities totaled $6,500 at July 31, 1998 and 1997. There were no significant unrealized gains or losses at July 31, 1998, 1997 or 1996.

Allowance for doubtful accounts

The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts is based on management's estimate of uncollectible accounts.

Inventories

Inventories, which are composed of finished goods, are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method of accounting for inventory.

Property, equipment and depreciation

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided using straight-line methods over the estimated useful lives of the assets. Useful lives range from five

                                     F8

                       Vartech Systems Inc. and Subsidiaries

                    Notes to Consolidated Financial Statements

to ten years for the furniture, fixtures and equipment and thirty-five to thirty-nine years for the leasehold improvements. Maintenance and repairs are charged to expense as incurred. Upon sale, retirement or other disposition of these assets, the cost and accumulated depreciation are removed and any gain or loss on the disposition is included in income.

Goodwill and non-compete agreements

Goodwill arises in connection with business combinations accounted for as purchases where the purchase price exceeds the fair value of the net assets of the acquired businesses. Goodwill is amortized on a straight-line basis over a fifteen year period. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. Any permanent impairment
would be recognized by a charge against earnings.   The deferred cost of the
non-compete agreements is being amortized on a straight-line basis over the life of the respective agreement.

Income taxes

Deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. Valuation allowances are established when considered necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Net income per share

Net income per share is computed on the basis of net income applicable to common stock and the weighted average number of common shares and common equivalent shares outstanding during each year. Common share equivalents represent shares issuable upon the assumed exercise of stock options and warrants. The stock options and warrants, if any, are included in the computation using the treasury stock method if they would have a dilutive effect in years where there are earnings. Common share equivalents are not considered in calculations of per share date when their inclusion would be anti-dilutive. For purposes of determining diluted income per share, the Company had no exercisable options or warrants and therefore, no common stock equivalents at July 31, 1998, 1997 or 1996.

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

                                F9

                       Vartech Systems Inc. and Subsidiaries

                    Notes to Consolidated Financial Statements

Advertising and promotion

The Company expenses the production costs of advertising the first time the advertising takes place. Advertising and promotion expense totaled $18,566, $10,327 and $13,080 for the years ended July 31, 1998, 1997 and 1996, respectively.

Revenue recognition policy

The Company derives its income from the sale of new and used computers, computer-related equipment and computer-related consulting services. Income is earned and recognized when the goods are delivered, services are performed, collection is reasonably assured and no further obligation of the Company exists. The company uses the percentage-of-performance method for recognizing revenue on its long-term service and system implementation contracts. Under this method, revenue that is recognized on a particular contract is proportional to the ratio of costs incurred to date on a project to the estimated total cost of the project.

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

The Company's primary business is the acquisition and remarketing of used computers and computer related equipment, including the repair and refurbishment of monitors and computer consulting. Credit is granted to customers in the normal course of business.

VarTech Systems Inc. formerly operated under the name of Richmond Capital Corporation. During the year ended July 31, 1997, the corporate name was changed to VarTech Systems Inc.

21St Century/VarTech Inc.

On June 30, 1997, the Company entered into an agreement with 21St
Century/VarTech Inc., formerly known as 21St Century Professionals, Inc. (21St Century), to exchange 100,000 shares of the Company's common stock valued at $1 per share for all the issued and outstanding shares of 21St Century.

                                      F10

                          Vartech Systems Inc. and Subsidiaries

                       Notes to Consolidated Financial Statements

The transaction, effective July 1, 1997, was accounted for under the purchase method of accounting. The excess of the purchase price, plus expenses associated with the acquisition, over the fair value of identifiable tangible and intangible assets of $11,007 was allocated to goodwill. The financial statements include the operating activity and accounts of 21St Century for the year ended July 31, 1998 and the one month ended July 31, 1997. The former stockholders of 21St Century have also been granted options to purchase 400,000 shares of VarTech common stock at an option price of $2.50 per share. Of these options, 40,000 expired upon the termination of one of the three former shareholders during the current year. The remaining options can be exercised in variable increments based on certain performance criteria of 21StCentury over the three fiscal years beginning August 1, 1997. The performance criteria was not met for the year ending July 31, 1998. Under the separate employment agreements mentioned below, all key former stockholders of 21St Century have remained as active participants in the management and operation of the Company's subsidiary.

On June 30, 1997, the Company entered into employment agreements with the three former stockholders of 21St Century. These agreements establish base salaries as well as other provisions of employment. The employment provisions are scheduled to expire on June 30, 2002. One of the former three 21St Century stockholders resigned during the year. The remaining agreements establish base salaries during this period for the two employees at a total of $138,000 per year. Under the agreements, the employees have agreed to be bound by certain non-compete covenants. The agreements are scheduled to expire on various dates in the fiscal years 2003 and 2008. In exchange for acceptance of the non-compete conditions, the employees will receive payments totaling $1,282,904 paid out over the life of the agreements. Amortization of the deferred costs and payments under these non-compete obligations totaled $102,904 for the year ended July 31, 1998.

21St Century/VarTech Inc. was incorporated in the state of Louisiana in 1993. Substantially all revenue is derived from computer hardware sales, computer related consulting services and long-term service and system implementation contracts. The Company sells its merchandise and services to customers located throughout the United States; however, its major customers are located in Louisiana.

Note 3 - Note receivable-stockholder

The Company had a note receivable with interest at 8% totaling $10,000 plus accrued interest of $4,202 due from a stockholder of the Company at July 31,
1997.   The note was paid during the year ending July 31, 1998.

Note 4 - Deposits

Included in deposits at July 31, 1998 and 1997 is $100,000 held by an underwriter in connection with a contemplated secondary offering of the Company's securities. The deposit is being held as an advance for future expenses relating to the offering.

                                  F11

                          Vartech Systems Inc. and Subsidiaries

                       Notes to Consolidated Financial Statements

Note 5 - Accounts payable-related parties

At July 31, 1996, the Company owed $37,155 for advances from an entity that is related through management affiliation. This amount was paid during the year ended July 31, 1997.

Note 6 - Accounts payable-IBMCC

Prior to the acquisition, 21St Century entered into a financing agreement with IBM Credit Corporation (IBMCC). IBMCC grants 21St Century credit ($775,000 maximum at July 31, 1998), which allows 21St Century to finance its inventory and accounts receivable. Under the terms of the agreement, 21St Century is given a thirty-day interest free period on IBMCC financed purchases. After 30 days, interest accrues on outstanding purchases at a rate of prime plus 3.25% (11.75% at July 31, 1998). Purchases which are financed in excess of 30 days are also charged a one time fee of .25% of the purchase price. All purchases financed by IBMCC are due on or before the 90th day. Advances from IBMCC are secured by a first security interest in substantially all assets of 21St Century. Principal amounts owed under this financing agreement with IBMCC at July 31, 1998 and 1997 totaled $517,707 and $817,262, respectively.

Note 7 - Note payable-individual

At July 31, 1997, the Company had an $80,000 unsecured note payable to an individual payable on demand with monthly interest at 10%. This note was paid on August 18, 1997.

Note 8 - Notes payable-credit lines

Notes payable credit lines consisted of the following at July 31, 1998 and 1997:

                                                         1998        1997
                                                      ---------   ---------
Draws against a $50,000 credit line payable
to a bank on March 19, 1999 with interest
at prime rate +2.0% (10.50% at July 31, 1998).
The loan is secured by a guarantee from
a stockholder.                                        $  39,925   $  36,115

Draws against a $25,000 unsecured credit
line payable to a bank in monthly
installments with interest at the lender's
prime rate plus 6.75%.  This credit line was paid
and closed during the year ended July 31, 1998.            -          20,107

                                   F12

                      Vartech Systems Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Draws against a $90,000 credit line payable
to a bank with interest adjusted to a fixed
rate each renewal period based on the lender's
indexed rate (9.15% at July 31, 1998). Interest
is payable monthly and outstanding principal is
due May 30, 1999. Advances from this credit
line are secured by a guarantee and personal
assets of a stockholder.                                90,000          -

Draws against a $250,000 credit line payable to
a bank with interest at 9%.  The balance is due
on demand or August 3, 1999.  This credit line
is secured by the Company's cash accounts with
the bank and the personal guarantee of a
stockholder.                                           200,000          -

Draws against two separate $50,000 unsecured
credit lines payable on demand with monthly
interest payments at 8.50%.                             89,917          -
                                                     ---------    ----------
                                                     $ 419,842    $   56,222

Note 9 - Long-term debt and stockholder loans

Long-term debt and stockholder loans at July 31, 1998 and 1997 consisted of the following:
                                                        1998         1997
                                                      ---------   ---------
Unsecured note payable to sub-lessor (Note 11)
payable in monthly installments of $5,000
including imputed interest at 9%, through
May 1, 2001.                                          $ 149,564   $226,896

Note payable to a bank, payable in monthly
installments of $184, including interest at 7.75%,
assumed by a stockholder during the year ended
July 31, 1998.                                            -          4,687

Note payable to a commercial lender payable in monthly
installments of $303, including interest at 13.67%,
assumed by a stockholder during the year ended
July 31, 1998.                                            -        11,828
                                                      --------   --------
                                                       149,564    243,411
Less: Current portion                                   48,508     81,030
                                                      --------   --------
Long-term                                             $101,056   $162,381

                                  F13

                       Varech Systems Inc. and Subsidiaries

                    Notes to Consolidated Financial Statements

                                                         1998        1997
                                                       --------    --------
Unsecured note payable to a  stockholder,
payable in monthly installments of $662,
including interest at 8.0%, paid during
the year ended July 31, 1998.                              -       $ 56,057

Less: Current portion                                      -          3,283
                                                       --------    --------
Long-term                                                  -       $ 52,774

Future maturities of long-term debt at July 31, 1998, are as follows:
                                                        Amount
                                        1999         $   48,508
                                        2000             53,058
                                        2001             47,997
                                        Total          $149,563

Note 10 - Pension plan

During 1994, 21St Century adopted a simplified employee pension plan, which was amended on January 1, 1996. Under the amended plan, all employees of 21St Century who are at least twenty years of age and have provided services within one of the last five years are eligible to participate. Under this plan, 21St Century is not required to make contributions, but may do so at its discretion. 21St Century made no contributions to the plan for the month ended July 31, 1997 or year ended July 31, 1998.

Note 11 - Commitments and contingencies

On July 18, 1997, the Company entered into a sub-lease for office space at a new location in Baton Rouge with an unrelated party. The lease term is for a period of five years beginning September 1, 1997 with 2 renewal periods of approximately 5 years each. The first two months of the lease were rent free. Base rent begins at approximately $9,500 with two scheduled increases of 6% and 3% during the lease term. The Company purchased the existing furniture and equipment at this office location from the sub-lessor for approximately $227,000.

During the year ended July 31, 1998, the Company continued to lease its previous office and warehouse space located in Baton Rouge. Monthly rental payments under this lease totaled $4,000. The lease term for this lease expired August 31, 1998 and was not renewed.

On November 13, 1997, the Company entered into a new five year lease with an unrelated party beginning May 1, 1998 for additional warehouse space in Baton Rouge, Louisiana. Rent for this warehouse space is approximately $4,690 per month with one renewal period of five years and no scheduled rent increases.


                                      F14

                      Vartech Systems Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Rent paid or accrued under these leases and other short-term office space leases at July 31, 1998, 1997 and 1996 totaled $188,106, $48,650, and $57,261, respectively.

In accordance with Financial Accounting Standard Board's Statement # 13 regarding operating leases having initial or remaining non-cancelable lease terms in excess of one year, the accompanying financial statements reflect rental expense on a straight-line basis over the term of the respective lease. This straight-line rent adjustment resulted in additional rent expense of $21,275, $0 and $0 for the years ended July 31, 1998, 1997 and 1996, respectively.

Preceding the acquisition and through August 1997, 21St Century leased its warehouse and office space on a month-to-month basis from a stockholder of the Company, with rent determined on a monthly basis. Rent totaling $4,500 and $0 was paid to the stockholder during the year ending July 31, 1998 and one month period ended July 31, 1997, respectively.

Future minimum payments, by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more consist of the following at July 31, 1998:

                       Year                              Amount
                       1999                            $ 174,178
                       2000                              178,311
                       2001                              179,951
                       2002                              181,911
                       2003                               66,777
                       Thereafter                         42,210
                       Total                           $ 823,338

Note 12 - Warranties

During the fiscal year ended July 31, 1996, the company established a warranty program that provides for repair, replacement or full refund on all equipment sales for a period of one hundred-twenty (120) days from the date of sale. No significant warranty claims were filed during these years, and, at July 31, 1998 and 1997, no significant warranty claims were pending.

Note 13 - Income taxes

The components of the income tax provision or benefit consisted of the following:

                                     F15

                       Vartech Systems Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements

                                                    Year ended July 31,
                                                1998       1997       1996
Current:
   Federal                                    $12,983    $30,014    $  -
   State                                        3,319     11,828       -
                                              -------    -------    -------
                                               16,302     41,842       -

                                                1998       1997       1996
Deferred:
   Federal                                     20,338      8,715      2,266
   State                                        4,884     (1,963)       604
                                              -------    -------    -------
                                               25,222      6,752      2,870

Total income tax provision                    $41,524    $48,594     $2,870

Deferred income taxes are provided to reflect temporary differences between financial and income tax reporting. Deferred assets and liabilities resulting from these temporary taxable or deductible differences are summarized by related tax effect as follows at July 31, 1998 and 1997:

                                                1998       1997
Deferred tax asset (liability)               --------    -------
Net operating loss carry forwards            $  6,453   $  7,523
Charity deduction carryforward                  2,688      5,899
Provision for losses on accounts receivable      -         6,000
Property and equipment                        (20,701)    (5,760)
                                             --------   --------
                                              (11,560)    13,662
Less: current deferred tax assets               9,141     19,422
                                             --------   --------
Long-term deferred tax liability             $(20,701)  $ (5,760)

The provision for income taxes for the years ended July 31, 1998 and 1997 varies from the amount determined by applying the Federal statutory rate of 34% to pretax income as a result of the following:
                                                        1998    1997    1996
                                                      ------  ------  ------
Income tax expense at Federal statutory rate of 34%  $30,339 $52,130 $ 3,085
Effect of graduated rates on Federal income tax      (11,749)(20,251) (1,361)
Net operating losses used to offset taxable income     1,070   7,187    -
Property and equipment                                11,093  (1,146)   -
State income taxes                                     3,319  11,828    -
Straight-line rent adjustment                          4,433    -       -
Provision for losses on accounts receivable            2,874  (3,118)   -
Other                                                    145   1,964   1,146
                                                     ------- ------- -------
   Actual income tax provision                       $41,524 $48,594 $ 2,870
                                   F16

                       VarTech Systems Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements

As of July 31, 1998, the Company has a net operating loss carryforward totaling $107,559 that may be offset against future income taxable by the state of Louisiana. If not used, the net operating loss carryforward will expire on July 31, 2012.

Note 14 - Fair values of financial instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

Cash and cash equivalents - The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Marketable equity securities - The carrying amount reported in the balance sheet for marketable equity securities approximates fair value. All marketable equity securities are classified as "available for sale" for accounting purposes and therefore, are carried at fair value with unrealized gains and losses, if any, recorded directly in equity.

Note receivable - The carrying amount approximates fair value for the note based on the amount of cash received.

Short and long-term debt - The fair value of all debt has been estimated based on the present value of expected cash flows relating to existing borrowings discounted at rates currently available to the Company for debt with similar terms and remaining maturities.

The cost and estimated fair values of the Company's financial instruments at July 31, 1998 and 1997, are as follows:
                                                 Carrying        Fair
                                                  Amount         Value
                                                     July 31, 1997
Financial assets:
   Cash and cash equivalents                   $ 100,796       100,796
   Marketable equity securities                    6,500         6,500
   Note receivable                                14,202        14,202
Financial liabilities:
   Short-term debt                             1,037,797     1,037,297
   Long-term debt                                215,155       215,155



                                     F17

                        VarTech Systems Inc. and Subsidiaries
                     Notes to Consolidated Financial Statements

                                                      July 31, 1998
Financial assets:
   Cash and cash equivalents                    $ 51,559      $ 51,559
   Marketable equity securities                    6,500         6,500

Financial liabilities:
   Short-term debt                             1,121,057     1,121,057
   Long-term debt                              1,146,056     1,146,056

Note 15 - Year 2000 disclosure

The Company is currently reviewing all of its computer applications with respect to the date change from 1999 to the year 2000, as discussed in the SEC's Staff Legal Bulletin No. 5 which was superseded recently by the SEC's release entitled Statement of the Commission Regarding Disclosure of Year 2000 Issues and Consequences by Public Companies (the "Year 2000 issue"). To date, the Company has not incurred any significant costs in undertaking this evaluation and believes that most of its applications are substantially in compliance with the Year 2000 Issue and that any additional costs will not be material to the Company. The Company is currently unable to determine with any certainty the effect of compliance with the Year 2000 Issue by its customers and suppliers.
At the current stage of evaluation, it expects the impact, if any, to be insignificant to the operations of the Company.

Note 16 - Accrued expenses

Accrued expenses consisted of the following at July 31, 1998 and 1997:
                                                 1998         1997
                                              --------     --------
Sales tax payable                              $ 6,790      $49,940
Accrued salary and commissions payable          67,076       22,454
Accrued interest payable                         4,161        6,512
Other accrued expenses                           8,102        4,669
                                               -------      -------
                                               $86,129      $83,575








                                 F18

                        Independent Auditor's Report
                         on Accompanying Information



The Board of Directors
 of VarTech Systems Inc. and Subsidiaries
Baton Rouge, Louisiana



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





                              /s/Laney, Boteler & Killinger












Atlanta, Georgia
September 24, 1998
                                    F19

                     VarTech Systems Inc. and Subsidiaries

                      Schedule of Other Operating Expenses


                                            For the Years Ended July 31,
                                          1998         1997          1996
                                         --------------------------------
Selling expense
   Advertising and promotion             $ 18,566    $ 10,327    $ 13,080
   Salaries, commissions and
    contract labor                        402,609     175,041     122,725
   Other                                   13,675       1,185        -
                                         --------    --------    --------
                                         $434,850    $186,553    $135,805

Administrative and general
   Auto expense                          $ 14,957    $ 17,440    $ 13,268
   Bad debts                                4,292      19,358        -
   Depreciation and amortization          185,039      25,878      16,808
   Insurance                               57,724      18,215      10,256
   Office supplies and expense             78,409      26,687      33,393
   Outside services                        21,042      16,666       6,671
   Other                                    6,544       1,682       1,944
   Professional fees                       74,687     136,584      19,090
   Rent                                   188,106      48,650      57,261
   Repairs and maintenance                 19,517       2,226       6,135
   Salaries and wages                     394,564     134,235      79,499
   Seminars and training                    1,421       3,345         200
   Taxes and licenses                      76,132      27,226      14,109
   Telephone                              121,454      43,095      34,788
   Travel                                  20,490      35,597      45,339
   Utilities                               32,246      12,129      13,875
                                       ----------  ----------   ---------
                                       $1,296,624    $569,013    $352,636








                               F20

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 30th day of October 1998.


                             VARTECH SYSTEMS INC.
                                (Registrant)



                              By:   /s/    J. Keith Henderson
                              _____________________________________
                              J. Keith Henderson, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of October 1998.


          Signature                                 Title

 signed J. Keith Henderson
J. Keith Henderson                     President and Director

 signed Daniel S. Gould                Vice-President, Secretary and Director
Daniel S. Gould

 signed Michele L. Prater              Director
Michele L. Prater

 signed Kim L. D'Albor                 President, 21st Century/VarTech Inc.
Kim L. D'Albor                           and Director

 signed Brent J. Hedges                Vice-President, Treasurer and Director
Brent J. Hedges

                              EXHIBIT INDEX

EXHIBIT                                          METHOD OF FILING
------------                                -----------------------------

 27.  Financial Data Schedule               Filed herewith electronically