Form 10-Q
period 1998-10-31
VARTECH SYSTEMS INC
filed 1998-12-11
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarter October 31, 1998

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

1,950,000 shares of common stock, $.001 par value, (the issuer's only class of common stock), were outstanding as of December 9, 1998.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   VarTech Systems Inc. and Subsidiary

                             Balance Sheet

                                            October 31,          July 31,
                                               1998                1998
                                             Unaudited           Audited
                                           -------------     -------------
ASSETS
Current Assets
  Cash                                       $   16,294       $   51,559
  Investments                                     6,500            6,500
  Accounts receivable                           883,123          834,016
  Inventory                                     189,221          369,129
  Prepaid expenses                                5,332            2,480
  Deferred income taxes                           9,141            9,141
                                            -----------       ----------
     Total current assets                     1,109,611        1,272,825

Property and equipment
   (net of depreciation)                        371,572          379,195
Leasehold improvements
   (net of depreciation)                          5,046            5,296
Deposits                                        114,521          112,521
Goodwill                                          9,930           10,119
Other assets                                  1,146,250        1,180,000
                                            -----------       ----------
    Total assets                             $2,756,930       $2,959,956

                     VarTech Systems Inc. and Subsidiary

                                Balance Sheet

                    LIABILITIES AND SHAREHOLDER'S EQUITY

                                              October 31,       July 31,
                                                 1998             1998
                                              Unaudited         Audited
                                            -------------    -------------
Current liabilities
  Accounts payable - IBMCC                      323,919          517,707
  Accounts payable                               97,424          115,392
  Accrued payables                               82,883           86,129
  Notes payable                                 476,189          419,842
  Current maturities - Long-term debt            49,608           48,508
  Income taxes payable                             -              16,302
  Current portion - Non-compete obligation      135,000          135,000
                                             ----------       ----------
    Total current liabilities                 1,165,023        1,338,880

Deferred Income Taxes                            20,701           20,701
Deferred Lease Expense                           21,275           21,275
Long-term debt                                   88,234          101,056
Non-compete obligation                        1,011,250        1,045,000
                                             ----------       ----------
     Total liabilities                        2,306,483        2,526,912

Common stock - $.001 par value
100,000,000 shares authorized
1,950,000 shares issued and
outstanding at October 31, 1998
and July 31, 1998                                 1,950            1,950
Capital in excess of par value                  425,172          425,172
Retained earnings                                23,325            5,922
                                            -----------       ----------
Total shareholders' equity                      450,447          433,044

Total liabilities and shareholders' equity   $2,756,930       $2,959,956
                                            -----------      -----------

                    VarTech Systems Inc. and Subsidiary

                         Statement of Operations
                              (Unaudited)

                                                   Quarter Ended
                                                    October 31,
                                                1998           1997
                                             -----------   ------------
Sales                                        $1,707,621      $1,611,555
Cost of sales                                 1,219,391       1,185,082
                                             ----------      ----------
Gross profit                                    488,230         426,473

Expenses                                        470,826         522,712
                                             ----------      ----------
Income                                        $  17,404      $ ( 96,239)

Per common share                                   .01            (.05)

Weighted number shares outstanding            1,950,000       1,950,000

                    VarTech Systems Inc. and Subsidiary

                         Statement of Cash Flows
                              (Unaudited)

                                                    Quarter Ended
                                                     October 31,
                                                 1998           1997
                                              ----------     ----------
Cash flow from operating activities
  Adjustments to reconcile net income
   to net cash (used in) provided by
   operating activities
     Net income (loss)                         $ 17,404      $ (96,239)
     Depreciation and amortization               56,439         26,255
     Net changes in:
      Accounts receivable and other assets      (53,959)        13,451
      Inventory                                 179,908         86,595
      Accounts payable and accrued expenses    (231,305)      (298,514)
      Non-compete obligation                    (33,750)          -
                                             ----------     ----------
Net cash (used in) provided by
  operating activities                          (65,263)      (268,452)
                                             ----------     ----------
Cash flows from investing activities
  Sale of property and equipment                   -            42,473
  Purchase of property and equipment            (14,627)          -

Cash flow from financing activities
  Changes in notes payable                       44,625        119,140
  Changes in notes receivable                      -            14,202
                                             ----------     ----------
Net increase (decrease) in cash                 (35,265)       (92,637)

Cash and equivalents,
  beginning of period                            51,559        100,796
                                             ----------     ----------
Cash and equivalents,
  end of period                              $   16,294     $    8,159
                                             ----------     ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO OCTOBER 31, 1997

The Company's revenues increased by 6% to $1,707,621 in the first quarter ended October 31, 1998 as compared to $1,611,555 in the first quarter of the prior year.

The Company's costs and expenses were $1,690,217 or 99% of revenues as compared to $1,707,794 or 106% in the same period ended October 31,1997.

The Company's net profit in the first quarter was $17,404 as compared to a net loss of $96,239 in the same period last year. The increase in net income was a result of a direct reduction of operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit totaling $1,175,000 which it uses for short-term borrowing to acquire inventory and finance the increase in accounts receivable. On October 31, 1998, the outstanding balance on these lines was $710,108. The lines of credit and its current assets of $1,095,138 are deemed sufficient to fund operations for the next twelve months. As of October 31, 1998, the Company had $464,892 available under the lines of credit.

VARTECH SYSTEMS INC AND SUBSIDIARY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
OCTOBER 31, 1998

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

DATE:  December 9, 1998

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