Form 10-Q
period 1999-01-31
VARTECH SYSTEMS INC
filed 1999-03-01
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter January 31, 1999

                    Commission file number 33-26798-D

                          VARTECH SYSTEMS INC.
          (exact name of registrant as specified in its' charter)



                                Colorado
       (State or other jurisdiction of incorporation or organization)

                               84-1104385
                  (I.R.S. Employer Identification No.)



                 11301 Industriplex Boulevard, Suite 4
                  Baton Rouge, Louisiana  70809-4115
               (Address of principal executive offices)

    Registrant's telephone number, including area code:  (225) 298-0300

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

1,950,000 shares of common stock, $.001 par value, (the issuer's only class of common stock), were outstanding as of February 26, 1999.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   VarTech Systems Inc. and Subsidiary

                             Balance Sheet

                                            January 31,          July 31,
                                               1999                1998
                                             Unaudited           Audited
                                           ------------      ------------
ASSETS
Current Assets
  Cash                                       $   25,645        $   51,559
  Investments                                     6,500             6,500
  Accounts receivable                           885,588           834,016
  Inventory                                     177,908           369,129
  Prepaid expenses                                5,332             2,480
  Deferred income taxes                           9,141             9,141
                                            -----------       -----------
     Total current assets                     1,110,114         1,272,825

Property and equipment
   (net of depreciation)                        378,642           379,195
Leasehold improvements
   (net of depreciation)                          4,971             5,296
Deposits                                        114,521           112,521
Goodwill                                          9,742            10,119
Other assets                                  1,115,446         1,180,000
                                            -----------       -----------
    Total assets                             $2,733,436        $2,959,956

                   VarTech Systems Inc. and Subsidiary

                              Balance Sheet

                                            January 31,          July 31,
                                                1999               1998
                                             Unaudited           Audited
                                           ------------      ------------
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Accounts payable - IBMCC                      253,655           517,707
  Accounts payable                              192,640           115,392
  Accrued payables                               91,417            86,129
  Notes payable                                 443,798           419,842
  Current maturities - Long-Term debt            50,732            48,508
  Income taxes payable                             -               16,302
  Current portion - Non-compete obligation      135,000           135,000
                                            -----------       -----------
     Total current liabilities                1,167,242         1,338,880

Deferred Income Taxes                            20,701            20,701
Deferred Lease Expense                           21,275            21,275
Long term debt                                   75,122           101,056
Non-compete obligation                          977,500         1,045,000
                                            -----------       -----------
    Total liabilities                         2,261,840         2,526,912

Common stock - $.001 par value
100,000,000 shares authorized
1,950,000 shares issued and
outstanding at January 31, 1999
and July 31, 1998                                 1,950             1,950
Capital in excess of par value                  425,172           425,172
Retained earnings                                44,474             5,922
                                            -----------       -----------
Total shareholders' equity                      471,596           433,044

Total liabilities and shareholders' equity   $2,733,436        $2,959,956
                                            -----------       -----------

                    VarTech Systems Inc. and Subsidiary

                           Statement of Operations
                                 (Unaudited)

                              Quarter Ended             Six Months Ended
                                January 31,                 January 31,
                            1999         1998           1999         1998
                         ----------   ----------     ----------   ----------
Sales                    $1,716,186   $1,412,074     $3,423,807   $3,023,629
Cost of sales               814,741      793,988      2,034,131    1,979,070
                         ----------   ----------     ----------   ----------
Gross profit                901,445      618,086      1,389,676    1,044,559

Expenses                    882,296      617,726      1,353,122    1,140,438
                         ----------   ----------     ----------   ----------
Income                   $   19,149   $      360     $   36,554   $ (95,879)

Per common share               .01          .00            .02        (.05)

Weighted number shares
  outstanding             1,950,000    1,950,000      1,950,000    1,950,000

                    VarTech Systems Inc. and Subsidiary

                          Statement of Cash Flows
                               (Unaudited)

                                       Quarter Ended      Six Months Ended
                                        January 31,          January 31,
                                     1999       1998      1999       1998
                                  ---------  ---------  ---------  ---------

Cash flow from operating activities
  Adjustments to reconcile net
   income to net cash (used in)
   provided by operating activities
     Net income (loss)             $ 19,149   $    360   $ 36,554  $ (95,879)
     Depreciation and amortization   55,614     24,262    112,052     50,517
     Net changes in:
      Accounts receivable and
       other assets                  (5,410)    64,327    (59,369)    77,778
      Inventory                      11,312     16,008    191,220    102,603
      Accounts payable and
       accrued expenses              33,485    (58,659)  (197,820)  (357,173)
      Non-compete obligation        (33,750)      -       (67,500)      -
                                   --------   --------   --------   --------
Net cash (used in) provided by
  operating activities               80,400     46,298     15,137   (222,154)
                                   --------   --------   --------   --------
Cash flows from investing activities
  Sale of property and equipment       -          -          -        42,473
  Purchase of property and
   equipment                        (26,670)   (60,000)   (41,297)   (60,000)

Cash flow from financing activities
  Changes in notes payable          (44,379)    74,863        246    194,003
  Changes in notes receivable          -          -          -        14,202
                                   --------   --------   --------   --------
Net increase (decrease) in cash       9,351     61,161    (25,914)   (31,476)

Cash and equivalents,
  beginning of period                16,294      8,159     51,559    100,796
                                   --------   --------   --------   --------
Cash and equivalents,
  end of period                    $ 25,645   $ 69,320   $ 25,645   $ 69,320
                                   --------   --------   --------   --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1999
COMPARED TO JANUARY 31, 1998

The Company's revenues increased by 22% to $1,716,186 in the second quarter of fiscal 1999 as compared to $1,412,074 in the second quarter of fiscal 1998.

The Company's costs and expenses in the period before provision for income taxes totaled $1,697,037 or 99% of revenues as compared to $1,411,714 or 99% in the same period of 1998.

The Company's profit in the second quarter of 1999 was $19,149 as compared to a profit of $360 in the same period in fiscal 1998


SIX MONTHS ENDED JANUARY 31, 1999
COMPARED TO JANUARY 31, 1998

The Company's revenues increased by 13% to $3,423,807 for the six months ended January 31, 1999 as compared to $3,023,629 for the six months ended January 31, 1998.

The Company's costs and expenses increased during the period. Costs and expenses were $3,387,253 or 99% of revenue for the six months ended
January 31, 1999 as compared to $3,119,508 or 103% for the six months ended January 31, 1998.

The Company's profit for the six months ended January 31, 1999 was $36,554 as compared to a loss of $95,879 for the same period of the previous year. The primary difference in the two periods is the continued elimination of low margin product lines.


LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit totaling $965,000 which it uses for short-term borrowing to acquire inventory and finance accounts receivable. On
January 31, 1999, the outstanding balance on these lines was $697,453. The lines of credit are deemed sufficient to fund operations for the next twelve months. As of January 31, 1999, the Company had $267,547 available under the lines of credit.

VARTECH SYSTEMS INC. AND SUBSIDIARY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JANUARY 31, 1999

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

VARTECH SYSTEMS INC.
(Registrant)

DATE:  February 26, 1999

                                          J. Keith Henderson
                                          President

                                          signed/s/ J. Keith Henderson

EXHIBIT INDEX

EXHIBIT                                          METHOD OF FILING
----------                                ------------------------------
27.   Financial Data Schedule             Filed herewith electronically