Form 10-Q
period 1999-04-30
VARTECH SYSTEMS INC
filed 1999-06-10
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter April 30, 1999

                    Commission file number 33-26798-D

                          VARTECH SYSTEMS INC.
          (exact name of registrant as specified in its charter)



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

2,200,000 shares of common stock, $.001 par value, (the issuer's only class of common stock), were outstanding as of June 9, 1999.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           VarTech Systems Inc.

                              Balance Sheet

                                               April 30,         July 31,
                                                 1999              1998
                                               Unaudited          Audited
                                             ------------     ------------
ASSETS
Current Assets
  Cash                                        $   60,640       $   51,559
  Investments                                      6,500            6,500
  Accounts receivable                            718,210          834,016
  Inventory                                      138,981          369,129
  Prepaid expenses                                 5,333            2,480
  Deferred income taxes                             -               9,141
                                             ------------     ------------
     Total current assets                        929,664        1,272,825

Property and equipment
   (net of depreciation)                         365,814          379,195
Leasehold improvements
   (net of depreciation)                          12,932            5,296
Deposits                                         113,816          112,521
Goodwill                                            -              10,119
Other assets                                       2,946        1,180,000
                                             ------------     ------------
    Total assets                              $1,425,172       $2,959,956

                           VarTech Systems Inc.

                              Balance Sheet

                                               April 30,          July 31,
                                                 1999               1998
                                               Unaudited          Audited
                                             ------------      ------------
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Accounts payable                               220,722           115,392
  Accounts payable - IBMCC                          -              517,707
  Accrued payables                                66,539            86,129
  Notes payable                                  333,899           419,842
  Current maturities - Long-Term debt             51,882            48,508
  Income taxes payable                              -               16,302
  Current portion - Non-compete obligation          -              135,000
                                             ------------      ------------
     Total current liabilities                   673,042         1,338,880

Deferred Income Taxes                               -               20,701
Deferred Lease Benefit                             7,010            21,275
Long term debt                                    61,712           101,056
Non-compete obligation                              -            1,045,000
                                             ------------      ------------
    Total liabilities                            741,764         2,526,912

Common stock - $.001 par value
100,000,000 shares authorized
2,200,000 and 1,950,000 shares
issued and outstanding at April 30, 1999
and July 31, 1998                                  2,200             1,950
Capital in excess of par value                   672,276           425,172
Retained earnings                                  8,932             5,922
                                             ------------      ------------
Total shareholders' equity                       683,408           433,044

Total liabilities and shareholders' equity    $1,425,172        $2,959,956
                                             ------------      ------------

                           VarTech Systems Inc.

                          Statement of Operations
                                (Unaudited)

                              Quarter Ended             Nine Months Ended
                                April 30,                   April 30,
                           1999         1998            1999         1998
                        ----------   ----------      ----------   ----------
Sales                   $1,011,375   $1,980,265      $4,435,182   $5,003,893
Cost of sales              516,032    1,274,482       2,548,164    3,253,552
                        ----------   ----------      ----------   ----------
Gross profit               495,343      705,783       1,887,018    1,750,341

Expenses                   431,047      508,564       1,784,169    1,649,002
                        ----------   ----------      ----------   ----------
Operating income (loss)     64,296      197,219         102,849      101,339

Loss from discontinued
  operations              (99,839)         -           (99,839)         -
                        ----------   ----------      ----------   ----------
Income (loss)
  before taxes            (35,543)      197,219           3,010      101,339

Income taxes                 -           27,000            -          27,000
                        ----------   ----------      ----------   ----------
Net income (loss)       $ (35,543)   $  170,219      $    3,010   $   74,339

Per common share            (.02)          .08             .00          .04

Weighted number shares
  outstanding            2,200,000    2,050,000       2,200,000    2,050,000

                           VarTech Systems Inc.

                          Statement of Cash Flows
                                (Unaudited)

                                       Quarter Ended      Nine Months Ended
                                         April 30,            April 30,
                                      1999      1998       1999      1998
                                    --------- ---------  --------- ---------

Cash flow from operating activities
  Adjustments to reconcile net
   income to net cash (used in)
   provided by operating activities
     Net income (loss)              $(35,543)  $170,219   $  3,010  $ 74,339
     Depreciation and amortization     6,825     25,262    118,877    75,779
     Loss from discontinued
      operations                      99,839       -        99,839      -
     Net changes in:
      Accounts receivable and
       other assets                   98,364   (346,490)   119,493  (268,711)
      Inventory                       38,927     11,018    230,148   113,622
      Accounts payable and
       accrued expenses             (285,417)   (33,341)  (583,235) (390,515)
                                    ---------  ---------  --------- ---------
Net cash (used in) provided by
  operating activities               (77,005)  (173,332)   (11,868) (395,486)
                                    ---------  ---------  --------- ---------
Cash flow from investing activities
  Sale of property and equipment        -          -          -       42,473
  Purchase of property and
   equipment                         (15,841)      -      (107,138)  (60,000)
                                    ---------  ---------  --------- ---------
Net cash (used in) provided by
  investing activities               (15,841)      -      (107,138)  (17,527)
                                    ---------  ---------  --------- ---------
Cash flow from financing activities
   Changes in notes payable         (122,159)   147,355   (121,913)  341,359
   Changes in notes receivable          -          -          -       14,202
   Proceeds from sale of stock       250,000       -       250,000      -
                                    ---------  ---------  --------- ---------
Net cash (used in) provided by
  financing activities               127,841    147,355    128,087   355,561
                                    ---------  ---------  --------- ---------

Net increase (decrease) in cash       34,995    (25,977)     9,081   (57,452)

Cash and equivalents,
  beginning of period                 25,645     69,321     51,559   100,796
                                    ---------  ---------  --------- ---------
Cash and equivalents,
  end of period                     $ 60,640   $ 43,344   $ 60,640  $ 43,344
                                    ---------  ---------  --------- ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1999
COMPARED TO APRIL 30, 1998

The Company's revenues decreased to $1,011,375 in the third quarter of fiscal 1999 as compared to $1,980,265 in the third quarter of fiscal 1998. This revenue decrease is a result of the Company's decision in the second quarter of fiscal 1999 to discontinue selling hardware in the personal computer market. Margins continue to erode in that area; therefore a move toward services and solution integration is underway. It is anticipated that this conversion will be completed by the first quarter of next year. Further noted is a significant drop in inventory held from $369,129 at the end of fiscal 1998 to $138,981 as of April 30, 1999 and a reduction in notes payable from $937,549 to $333,899 as of April 30, 1999 as the Company continues to improve its balance sheet.

The Company's costs and expenses in the period before provision for income taxes totaled $947,079 or 94% of revenues as compared to $1,783,046 or 90% in the same period of 1998. The reduction is directly related to the Company's restructuring.

The Company's operating income in the third quarter of 1999 was $64,296 as compared to operating income after taxes of $170,219 in the same period of fiscal 1998. The decrease in net income was a result of the Company's ongoing refocus of its operations. There was also a loss attributed to discontinued operations of $99,839 resulting in a loss for the quarter of $35,543.

As of February 1, 1999, the Company discontinued operations in its wholly owned subsidiary 21st Century/VarTech Inc. causing a loss in the quarter of $99,839 from discontinued operations. The Company presently operates in the following three areas: Displays (Industrial monitor sales and servicing), solution integration, and computer training on the internet through its direct sales program.

NINE MONTHS ENDED APRIL 30, 1999
COMPARED TO APRIL 30, 1998

The Company's revenues decreased to $4,435,182 for the nine months ended April 30, 1999 as compared to $5,003,893 for the nine months ended
April 30, 1998. This revenue decrease is a result of the Company's decision in the second quarter of fiscal 1999 to discontinue selling hardware in the personal computer market. Margins continue to erode in that area; therefore a move toward services and solution integration is underway. It is anticipated that this conversion will be completed by the first quarter of next year.

The Company's costs and expenses in the period were $4,332,333 or 98% of revenue for the nine months ended April 30, 1999 as compared to $4,902,554 or 98% for the nine months ended April 30, 1998.

The Company's after tax income for the nine months ended April 30, 1999 was $3,010 as compared to after tax income of $74,339 for the same period of the previous year. The decrease in net income was a result of the loss of $99,839 attributed to discontinued operations in the fiscal third quarter.


LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit totaling $350,000 which it uses for short-term borrowing to finance accounts receivable. On April 30, 1999, the outstanding balance on these lines was $333,899. The lines of credit and its current assets of $929,664 are deemed sufficient to fund operations for the next twelve months. As of April 30, 1999, the Company had $16,101 available under the lines of credit.

VARTECH SYSTEMS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
APRIL 30, 1999

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Kim L. D'Albor, former president and John J. Nouss, former employee of 21st Century/VarTech Inc. filed lawsuits during the quarter alleging additional monies owed them. 21st Century/VarTech Inc. ceased operations effective February 1, 1999 and was sold on May 3, 1999. The Company denies any monies owed either party and believes there will be no material effect on its operation.


ITEM 2 AND 3.

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

DATE:  June 9, 1999

                                        J. Keith Henderson
                                        President

                                        signed/s/ J. Keith Henderson

EXHIBIT INDEX

EXHIBIT                                       METHOD OF FILING
----------                              ------------------------------
27.  Financial Data Schedule            Filed herewith electronically