Form 10-K
period 1999-07-31
VARTECH SYSTEMS INC
filed 1999-10-29
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549

                                       FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT  OF 1934
                         For the fiscal year ended July 31, 1999

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

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of September 30, 1999 was $737,406. On such date, the average of the bid and asked prices of the common stock was $2.00 per share. The registrant had 2,100,000 shares of common stock, $.001 par value, outstanding as of September 30, 1999.

PART I


ITEM 1.  BUSINESS

Introduction and History

VarTech Systems Inc., formerly known as Richmond Capital Corporation,
(the "Company") was incorporated under the laws of the State of Colorado in 1988 for the purpose of raising capital and to seek out business opportunities in which to acquire controlling interest. In October 1989, the Company completed its initial public offering of its common stock by issuing 305,750 common shares and related warrants of $.10 per share for aggregate proceeds of $30,575. In connection therewith, deferred offering costs of $16,298 were charged to paid-in capital. Each unit consisted of one share of common stock, one Class A warrant and one Class B warrant. Each Class A warrant entitled the holder to purchase one share of the company's common stock at $.30 per share, and each Class B warrant entitled the holder to purchase one share of the Company's common stock at $.50 per share. Each Class A warrant was exercisable commencing six months from the
date of the final prospectus for a period of 12 months thereafter.   Each
Class B warrant was exercisable commencing six months from the date of the final prospectus for a period of 18 months thereafter. The Company has the right to redeem the warrants upon 20 days written notice at $.001 per warrant. The common stock and warrants were separately transferrable immediately after the closing of the offering. In June 1990, the Company redeemed all Class A and B warrants.

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

On July 1, 1997, the Company acquired all of the issued and outstanding shares of common stock of 21st Century Professionals, Inc("21st"). At the closing of this acquisition, Kim D'Albor, the former major shareholder of 21st, was elected President of 21st Century Professionals and Director of the Company. In addition, Brent J. Hedges, a former shareholder of 21st was elected Vice-president and Secretary of 21st Century Professionals and Director of the Company.

21st Century Professionals was incorporated in the state of Louisiana in 1993 and derived substantially all of its revenue from computer hardware and software sales and computer related consulting services.

On May 4, 1999, the Company sold the stock of this subsidiary for $500 plus the assumption of all the subsidiary's liabilities to a related party. At the time of sale, liabilities exceeded assets by $129,739. As a result of the nature of this transaction, the Company has reflected the gain as an increase to capital in excess of par value.

Description of Business

VarTech Systems Inc. is an authorized reseller of computers and software. The Company operates in three areas: i) Display segment - acquisition and remarketing of used computers and computer related equipment, including the repair and refurbishment of industrial grade monitors; ii) Solution Integration segment - computer consulting services which includes network design, installation and software application development; iii) Network segment - markets online computer training products, "the Learning University", and other Internet related services including the development and maintenance of personal interactive webpages through a network of independent consultants worldwide.

The Company's segments are strategic business units that provide differing products and/or services along with different distribution methods. They are managed separately because each business unit requires different employee skills, product development and marketing strategies. The Company evaluates the performance based on the profit or loss from operations before income taxes and in the case of the network, on the size of the consultant base.

Marketing and Customers

The Company utilizes telephone solicitation, personal contact, direct mail, fax broadcasting, industry specific advertising, the internet, and participates in regional trade shows and expos to market itself and its services to its customer base. VarTech's customer base is global and is comprised mainly of those entities which have a computer installed base of Aydin, Harris, IBM and Sun Microsystems. Through a network of independent consultants worldwide, the Company markets online computer training and the maintenance of personal interactive webpages.

Warranty and Customer Service

The Display unit of the Company provides a repair, replace or full refund warranty for ninety (90) days from date of the sale. There were no warranty claims pending at July 31, 1999.

Employees

As of July 31, 1999, the Company employed fifty people full-time including four executive officers. Employee relations are considered good and the Company has no collective bargaining contracts covering any of its employees.

Competition

The Company is involved in a market where many different companies provide the same basic services. There is no dominant company engaged in providing the same basic services as that of the Company.

ITEM 2.  PROPERTIES

The Company is headquartered in 15,746 square feet of leased office space in Baton Rouge, Louisiana under a five year lease which expires in the year 2002. The Company's Display unit maintains a warehouse in 12,500 square feet of space in Baton Rouge, Louisiana under a five year lease and a 12,000 square foot service and assembly facility in Philadelphia, Pennsylvania with a three year lease which expires in August 2002.

ITEM 3.  LEGAL PROCEEDINGS

Kim L. D'Albor, a former employee and past president of 21st Century Professionals (and also a current stockholder of the Company), filed a lawsuit against 21st Century Professionals, the Company and one its stockholders C. Wayne Prater. The suit was filed on April 19, 1999 in the 19th Judicial District Court of the Parish of East Baton Rouge in Louisiana. The past employee asserts that he is entitled to enforce the payments due to him under a non-competition agreement contained in his agreement of employment. Although no dollar amount has been specified, the past employee seeks damages estimated by management and legal counsel at $1,150,000 stemming from the non-payment of a portion of his salary and the remaining scheduled non-compete payments. The suit is currently in preliminary discovery, and legal counsel for the Company has estimated, in their opinion at this stage of the lawsuit, the probable outcome to be that the Company will have no liability under the lawsuit. Accordingly, no accrual has been made in the financial statements at July 31, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal year ending July 31, 1999.


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq bulletin board market. The following table sets forth the quarterly high and low bid prices as reported for the periods indicated.

                    Fiscal Year ended          Fiscal Year ended
                      July 31, 1999              July 31, 1998
                  High(1)         Low(1)     High(1)         Low(1)

1st Quarter       $4.00           $2.00      $3.00           $2.00
2nd Quarter       $3.00           $1.00      $2.75           $1.75
3rd Quarter       $5.00           $1.50      $3.50           $2.50
4th Quarter       $3.00           $1.88      $4.00           $3.00

(1) The prices set forth in the table above were provided by the National Quotation Bureau and reflect the high and low bid prices over each quarter.

During 1999, the price range for the Company's common stock averaged a bid of $2.00 per share.

These prices may represent inter-dealer quotations without retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

As of July 31, 1999, the Company had 268 holders of record of its common shares.

The Company has never paid cash dividends on its common stock and has no plans to pay cash dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA
                                                 July 31,
                              1999       1998        1997      1996      1995

Balance Sheet Data
Total assets             $1,327,455  $2,959,956  $1,924,720  $269,359  $374,777
Long term debt               47,998     101,056     162,381      -         -
Shareholders' equity        522,824     433,044     372,637   117,908   111,704

Income Statement Data
Total revenue             5,723,376   6,654,986   3,001,492 1,466,173   941,948
Operating expenses        5,869,151   6,487,496   2,797,325 1,457,267 1,023,432
Net income (loss)          (189,959)     47,707     104,729     6,204   (92,795)
  Basic and diluted
   net income (loss)
   per common share          ($.09)       $.02        $.06      $0.00    ($.05)

Weighted average number
   of common shares
   outstanding            1,988,750  1,948,942   1,799,803  1,787,300 1,927,918
Common shares
   outstanding            2,100,000  1,950,000   1,937,300  1,787,300 1,787,300
Preferred shares
   outstanding                 -          -           -          -         -


There were no shares of the Company's sole class of preferred stock, $.01 par value, outstanding as of July 31, 1999, 1998, 1997, 1996 and 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Managements' discussion and analysis of financial condition and results of operations includes statements covering all segments of the Company. Those business units are the Display segment which focuses on the acquisition and remarketing of used computers and computer related equipment, including the repair and refurbishment of industrial grade monitors; the Solution Integration segment which provides computer consulting services that includes network design, installation and software application development; and the Network segment which markets online computer training products, "the Learning University", and other Internet related services including the development and maintenance of personal interactive webpages.

Results of Operations

The Company's 1999 sales volume decreased over 1998 by approximately
$931,000 or 14%.  The increase of 1998 over 1997 was $3,653,000 or 122%.
The decrease in overall sales for 1999 was a direct result of the reduced focus on the sale of low margin personal computers and related consulting services. Despite this overall sales decrease from 1998 to 1999, the Display and the Network units both increased in sales volume due to new product lines and increased sales staff.

The loss from continuing operations for 1999 is directly related to the deemphasizing of personal computer sales and the refocusing and increased staffing to generate more consulting income through the Solution Integration unit.

Company Cost of Sales

The cost of sales for the years ended July 31, 1999, 1998 and 1997 were 63%, 71% and 68%, respectively. From 1998 and 1999, there were significant differences in each category. Hardware and software costs decreased due to the reduced focus on personal computer sales. Even though revenue was lower, consulting costs remained constant due to increased staffing in this area for future growth. The network costs increased because the Company focused more resources on increasing its sales volume. The increase in overall cost of sales between 1997 and 1998 was due to the acquisition of 21st Century Professionals.

Other Operating Expenses

Selling expenses increased substantially in 1999 over 1998 due to increased staffing in the consulting area and commissions paid on network sales. The increase from 1997 to 1998 was directly related to the acquisition of 21st Century Professionals.

Administrative and general expenses remained constant from 1998 to 1999 on a dollar basis; however, as a percentage of sales it increased from 19.5% to 22.3% due to an overall decrease in sales volume. This percentage should begin to decrease as the sales volume increases. The increase from 1997 to 1998 was directly related to the acquisition of 21st Century Professionals.

Interest expense decreased from 1998 to 1999 due to a decrease in borrowing to finance inventory and receivables which resulted from lower personal computer sales. The increase from 1997 to 1998 was caused by an increase in borrowing for inventory and receivables resulting from the acquisition of 21st Century Professionals.

Liquidity and Capital Resources

The Company has $861,260 in current assets. The Company has lines of credit totaling $450,000, of which $105,582 is available. This, along with revenue generated from sales, is deemed sufficient to fund all required expenditures for the next 12-month period.

The Company believes its cash generated from operations, its ability to secure short term working capital needs, and the prospects of increasing sales of computers, computer equipment, and consulting services will provide sufficient cash to meet current working capital needs. Capital is typically provided primarily through cash from operations and credit received from trade creditors and advances from the established lines of credit. The working capital ratio improved from .95 to 1.21 as a result of the elimination of the non-compete obligation.

There were capital expenditures for property and equipment during the fiscal year ended July 31, 1999, 1998 and 1997 totaling $54,000, $75,000 and $233,000.
In 1997, the Company relocated its offices and the capital expenditures were for leasehold improvements, new furniture and equipment and computer upgrades. No major capital expenditures are expected for fiscal 2000.

The Company had long-term debt at July 31, 1999 totaling $47,998. The Company had $344,418 and $937,000 of advances against lines of credit at July 31, 1999 and 1998. These funds were used to fund the purchase of products for sale, property and equipment. The Company does not anticipate the need for long-term borrowing for fiscal year 2000.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Independent Auditors' Report appears at page F1 and the Financial Statements and Notes to the Financial Statements are set forth herein beginning on page F2.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

All directors serve for a one-year period and until their respective successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

                                               Positions(s)
      Name                Age               with the Company

J. Keith Henderson         33           President and Director

Daniel S. Gould            36           Vice-President, Secretary and Director

Brent J. Hedges            31           Vice-President, Treasurer and Director

Michele L. Gould           36           Director

Kim L. D'Albor             36           Director


Information concerning the business experience of each of the directors and executive officers of the Company is as follows:

     J. Keith Henderson is President and a Director of the Company. Since 1991, Mr. Henderson has been active in the day to day operation of computer sales within specialized niche markets.

     Daniel S. Gould is Vice-President, Secretary and a Director of the Company. Prior to joining the Company in 1995, Mr. Gould was associated with the law firm of McFarland, Gould, Lyons and Sullivan, P.A. for five (5) years.

     Brent J. Hedges is Vice-President, Treasurer and a Director of the Company. Mr. Hedges is a CPA and has served as Chief Financial Officer for VarTech Systems since 1997. From 1994 to May 1999, he also served as Chief Financial Officer of 21st Century Professionals, Inc.

     Michele L. Gould is a Director of the Company. Ms. Prater held several positions with the University of Tampa prior to 1995. She is a Director and Vice-President of PTR Capital Corporation, a private investment company which is a majority shareholder of the Company.

      Kim L. D'Albor is a Director of the Company.  Mr. D'Albor founded
21st Century Professionals, Inc. in 1993 and served as its President until his resignation in January 1999. See Item 3 discussion.

ITEM 11.  EXECUTIVE COMPENSATION

The following schedule lists those Officers or Directors who have received cash compensation, bonuses, or deferred compensation in excess of $100,000. The Company has no stock option, profit-sharing, bonus or similar remuneration plans or programs.

  Name and
  Principal                                                     Non-compete
  Position                Year       Salary        Bonus        Payments

  Kim L. D'Albor          1999      $27,700          -          $80,000
  Director and
  Past President-         1998      $76,280          -          $80,000
  21st Century
  Professionals, Inc.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth as of September 28, 1999, the shares of the Company beneficially owned by each person known to management to be the beneficial owner of more than five percent (5%) of the outstanding shares, by each officer and director, and by all officers and directors of the Company as a group:
                                                Amount and
                                                 Nature of        Percent
Name and address of             Title of        Beneficial           of
  Beneficial Owner               Class           Ownership         Class

PTR Capital Corporation         Common          1,206,550          57.45%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana  70809

Michele L. Gould                Common             12,700           0.60%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana  70809

J. Keith Henderson              Common            100,600           4.79%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana  70809

C. Wayne Prater                 Common          1,503,297(1)       71.59%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana  70809

Daniel S. Gould                 Common             18,000           0.85%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana 70809

Kim L. D'Albor                  Common             80,000           3.80%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana 70809

Brent J. Hedges                 Common             16,700           0.79%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana 70809


All Officers and Directors      Common            228,000          10.86%
as a Group (5 Persons)

(1) Mr. Prater owns 260,497 shares directly; 1,206,550 shares held by PTR Capital Corporation, which he owns indirectly; and 36,250 shares which are held by his wife Lucy M. Prater.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended July 31, 1999, as consideration for financial and consulting services provided to VarTech, the Company granted options to purchase 150,000 shares of the Company stock to C. Wayne Prater at an exercise price of $1.00. These options were exercised during the year ended
July 31, 1999.

The stock options described above were issued with an exercise price determined by the Company's Board of Directors to be equal to, or greater than, the fair value of the Company's common stock on the grant date.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
FORM 8-K

(a) The following documents are filed as parts of this Report starting on page F1:

1.  Financial Statements

    Independent Auditors' Report
    Consolidated Balance Sheets - July 31, 1999 and 1998
    Consolidated Statements of Income (Loss) for the years ended July 31, 1999,
      1998 and 1997
    Consolidated Statements of Changes in Stockholders' Equity for the years ended July 31, 1999, 1998 and 1997
    Consolidated Statements of Cash Flows for the years ended July 31, 1999,
      1998 and 1997
    Notes to Consolidated Financial Statements
    Independent Auditors' Report on Accompanying Information
    Schedule of Other Operating Expenses for the years ended July 31, 1999, 1998 and 1997

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

   10.16     Stock Option Agreement

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

                      Independent Auditors' Report



To the Board of Directors
of VarTech Systems Inc.
Baton Rouge, Louisiana


We have audited the accompanying consolidated balance sheets of VarTech Systems Inc. and subsidiaries as of July 31, 1999 and 1998, and the related statements of income (loss), changes in stockholders' equity and cash flows for the years ended July 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VarTech Systems Inc. and subsidiaries as of July 31, 1999 and 1998, and the results of their operations and cash flows for the years ended July 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.




                              /s/ Laney, Boteler & Killinger




Atlanta, Georgia
October 1, 1999

                                    F1

                   VarTech Systems Inc. and Subsidiaries

                               Balance Sheets



                                   Assets

                                                             July 31,
                                                       1999            1998
Current assets
   Cash and cash equivalents                       $    29,460    $    51,559
   Marketable equity securities                           -             6,500
   Accounts receivable - trade                         487,448        814,016
   Accounts receivable - other                          74,461         20,000
   Inventory                                           220,235        369,129
   Prepaid expenses                                      5,560          2,480
   Deferred income taxes                                44,096          9,141
                                                     ---------      ---------
      Total current assets                             861,260      1,272,825

Property and equipment
   Furniture and fixtures                              178,082        186,581
   Equipment                                           299,672        357,685
   Leasehold improvements                               10,306          7,896
                                                     ---------      ---------
                                                       488,060        552,162
   Less: Accumulated depreciation                      136,853        167,671
                                                     ---------      ---------
                                                       351,207        384,491
Other assets
   Goodwill, net of accumulated
     amortization of $908 in 1998                         -            10,119
   Non-compete agreements, net of accumulated
     amortization of $102,904 in 1998                     -         1,180,000
   Deposits                                            114,988        112,521
                                                     ---------      ---------
                                                       114,988      1,302,640
                                                     ---------      ---------
                                                    $1,327,455     $2,959,956
                                                    ==========     ==========

See notes to consolidated financial statements

                                    F2

                  VarTech Systems Inc. and Subsidiaries

                            Balance Sheets

                   Liabilities and Stockholders' Equity

                                                            July 31,
                                                      1999            1998
Current liabilities
   Current maturities of long-term debt           $   57,269      $    48,508
   Notes payable - credit lines                      344,418          419,842
   Accounts payable                                  215,015          115,392
   Other accrued expenses                            100,138           86,129
   Accounts payable - IBMCC                             -             517,707
   Income taxes payable                                 -              16,302
   Current portion of non-compete obligation            -             135,000
                                                  ----------      -----------
       Total current liabilities                     716,840        1,338,880

Deferred income taxes                                 19,161           20,701
Deferred lease expense                                20,632           21,275
Long-term debt, less current maturities               47,998          101,056
Non-compete obligation, less current portion            -           1,045,000
                                                  ----------      -----------
        Total liabilities                            804,631        2,526,912

Stockholders' equity
  Common stock, 100,000,000 shares,
     $.001 par authorized; 2,100,000 and
     1,950,000 issued and outstanding                  2,100            1,950
  Capital in excess of par value                     704,761          425,172
  Retained (deficit) earnings                       (184,037)           5,922
                                                 -----------       ----------
        Total stockholders' equity                   522,824          433,044
                                                 -----------       ----------
                                                 $ 1,327,455       $2,959,956
                                                 ===========       ==========

See notes to consolidated financial statements

                                    F3

                     VarTech Systems Inc. and Subsidiaries

                         Statements of Income (Loss)

                                          For the Years Ended July 31,
                                       1999         1998           1997
Revenues
   Hardware and software          $4,143,551     $5,158,639    $2,926,387
   Consulting services               908,298      1,373,936        75,105
   Network                           671,527        122,411          -
                                  ----------     ----------    ----------
                                   5,723,376      6,654,986     3,001,492
Cost of sales
   Hardware and software           2,533,098      3,849,849     1,998,759
   Salaries and related
      costs - Consulting             833,722        834,113        43,000
   Salaries and related
      costs - Network                257,829         42,707          -
                                  ----------     ----------    ----------
                                   3,624,649      4,726,669     2,041,759

Gross profit                       2,098,727      1,928,317       959,733

Operating expenses
   Selling expense                   909,263        464,203       186,553
   Administrative and general      1,335,239      1,296,624       569,013
                                  ----------     ----------    ----------
                                   2,244,502      1,760,827       755,566
Income before other
 operating income (expense)         (145,775)       167,490       204,167

Other operating income (expense)
   Interest expense                  (74,647)      (103,993)      (18,408)
   Interest income                      -              -              800
   Gain(loss) on disposal of assets   (6,500)        25,734       (33,236)
                                  ----------     ----------    ----------
                                     (81,147)       (78,259)      (50,844)
(Loss)income from continuing
 operations before income tax
 benefit (provision)                (226,922)        89,231       153,323

Income tax benefit (provision)        36,963        (41,524)      (48,594)

Net (loss) income                $  (189,959)    $   47,707    $  104,729

Basic and diluted net (loss)
income per common share          $      (.09)    $      .02    $      .06

Weighted average number of
common shares outstanding          1,988,750      1,948,942     1,799,803

See notes to consolidated financial statements

                                    F4

                     VarTech Systems Inc. and Subsidiaries

                 Statements of Changes in Stockholders' Equity
                for the Years Ended July 31, 1999, 1998 and 1997

                                            Capital in  Retained    Total
                       Common Stock Issued   Excess of  Earnings Stockholders'
                           Shares   Amount   Par Value  (Deficit)   Equity

Balance, July 31, 1996   1,787,300  $1,787  $ 262,635  $(146,514)  $ 117,908

Shares of common stock
 issued in acquisition
 of 21St Century           100,000     100     99,900       -        100,000

Shares of common stock
 issued in exchange for
 legal services             50,000      50     49,950       -         50,000

Net income for the year
 ended July 31, 1997          -         -        -       104,729     104,729
                         ---------  ------  ---------  ----------  ---------
Balance, July 31, 1997   1,937,300   1,937    412,485    (41,785)    372,637

Shares of common stock
 issued as compensation
 for services               12,700      13     12,687       -         12,700

Net income for the year
 ended July 31, 1998          -         -        -        47,707      47,707
                         ---------  ------  ---------  ----------  ---------
Balance, July 31, 1998   1,950,000   1,950    425,172      5,922     433,044

Shares of common stock
 issued from options
 exercised                 150,000     150    149,850       -        150,000

Net income for the year
 ended July 31, 1999          -         -        -      (189,959)   (189,959)

Gain on disposition
 of subsidiary                -         -     129,739       -        129,739
                         ---------  ------  ---------  ----------  ---------
Balance, July 31, 1999   2,100,000  $2,100  $ 704,761  $(184,037)  $ 522,824
                         =========  ======  =========  ==========  =========













See notes to consolidated financial statements

                                    F5

                     VarTech Systems Inc. and Subsidiaries

                            Statements of Cash Flows

                                               For the Years Ended July 31,
                                                1999         1998       1997
Cash flows from operating activities
 Net (loss) income                           $(189,959)  $  47,707  $ 104,729
 Adjustments to reconcile net (loss)
  income to net cash (used in) provided
  by operating activities:
    Depreciation and amortization              177,789     185,039     25,878
    Services received in exchange for stock       -         12,700     25,000
    (Gain) loss on disposal of assets            6,500     (25,734)    33,236
    Deferred income taxes                      (36,495)     25,222      6,752
    (Decrease) increase in allowance for
      doubtful accounts                           -        (15,000)    15,000
 Change in operating assets and liabilities
  net of effects from business combinations
  and dispositions:
   Decrease (increase) in assets
    Accounts receivable - trade                237,080     102,323   (148,165)
    Inventory                                  126,621     (77,781)   102,758
    Other assets                                (3,080)     14,187      1,129
   Increase (decrease) in liabilities
    Accounts payable                          (311,219)   (352,119)    11,104
    Income taxes payable                       (16,302)    (25,540)    41,842
    Accrued expenses                            14,009       2,555       (596)
    Non-compete obligation                     (90,000)   (102,904)      -
    Deferred lease expense                        (643)     21,275       -
                                             ---------    --------   --------
Net cash (used in) provided by
  operating activities                         (85,699)   (188,070)   218,667
                                             ---------    --------   --------

Cash flows from investing activities
  Purchase of property and equipment           (54,062)    (75,183)  (233,396)
  Net increase in deposits                      (3,117)     (2,155)  (100,000)
  Net decrease (increase) in
    note receivable-stockholder                   -         14,202       (800)
  Proceeds from sale of
    furniture and equipment                       -         68,251      3,040
  Proceeds from sale of
    subsidiary stock                               500        -          -
                                             ---------    --------   --------
Net cash (used in) provided by
  investing activities                         (56,679)      5,115   (331,156)
                                             ---------    --------   --------

See notes to consolidated financial statements

                                    F6

                     VarTech Systems Inc. and Subsidiaries

                                             For the Years Ended July 31,
                                               1999         1998       1997
Cash flows from financing activities
  Net (payments on) proceeds from
    lines of credit                            14,576      363,621    (56,956)
  Payments on stockholder loan                   -         (56,057)      (287)
  Proceeds from note payable                     -            -       226,896
  Payments on notes payable                   (44,297)    (173,846)      (318)
  Proceeds from issuance of common stock      150,000         -          -
                                            ---------    ---------   --------
Net cash provided by financing
  activities                                  120,279      133,718    169,335
                                            ---------    ---------   --------

Net decrease (increase) in cash
  and cash equivalents                        (22,099)     (49,237)    56,846
Cash and cash equivalents,beginning of year    51,559      100,796     43,950
                                            ---------    ---------   --------
Cash and cash equivalents,end of year       $  29,460    $  51,559   $100,796
                                            =========    =========   ========




















See notes to consolidated financial statements

                                    F7

                      VarTech Systems Inc. and Subsidiaries

                    Notes to Consolidated Financial Statements
                            July 31, 1999 and 1998

Note 1 - Summary of significant accounting policies

Organization and description of business

VarTech Systems Inc., formerly known as Richmond Capital Corporation (the "Company" or "VarTech"), was incorporated under the laws of the State of Colorado on April 5, 1988, with the issuance of 1,000,000 shares of stock at $.001 per share. In October 1989, the Company completed a public offering of its common stock by issuing 305,750 common shares and related warrants at $.10 per unit for aggregate proceeds of $30,575. In June 1990, the Company called in all Class A and B warrants for redemption. PTR Capital Corporation, a Delaware corporation, acquired control of the Company as of January 15, 1991, through the purchase of a majority of the Company's common stock.

VarTech Systems Inc. formerly operated under the name of Richmond Capital Corporation. During the year ended July 31, 1997, the corporate name was changed to VarTech Systems Inc.

The Company's business is the acquisition and remarketing of used computers and computer related equipment, including the repair and refurbishment of industrial grade monitors. The Company also provides computer consulting services which includes network design, installation and software application development.
The Company, through a distribution agreement, markets online computer training products, "the Learning University", and other Internet related services including the development and maintenance of personal interactive webpages.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of VarTech Systems Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at July 31, 1999 or 1998.

Investments

In accordance with the Financial Accounting Standards Board's Statement No. 115, marketable securities are classified as held-to-maturity, available-for-sale or trading based on the intentions and ability of the Company to hold the

                                    F8

                      VarTech Systems Inc. and Subsidiaries

                    Notes to Consolidated Financial Statements
                            July 31, 1999 and 1998

investment. All investments are classified as "available for sale" for accounting purposes and, therefore, are carried at fair value at the balance sheet dates. The original cost of the securities totaled $6,500 at July 31, 1998. The securities were determined to have a permanent decline in value and were written down to $0 as of July 31, 1999.

Allowance for doubtful accounts

The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts is based on management's estimate of uncollectible accounts. At July 31, 1999 and 1998, all accounts receivable were considered collectible and no allowance has been recorded.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method of accounting for inventory. Inventories of the Company's educational product licenses are stated at the lower of cost or market, with cost being determined by using the specific identification method of accounting for inventory.

Property, equipment and depreciation

Property and equipment are recorded at cost. Depreciation is provided using straight-line methods over the estimated useful lives of the assets. Useful lives range from five to ten years for the furniture, fixtures and equipment and thirty-five to thirty-nine years for the leasehold improvements. Maintenance and repairs are charged to expense as incurred. Upon sale, retirement or other disposition of these assets, the cost and accumulated depreciation are removed and any gain or loss on the disposition is included in income.

Goodwill and non-compete agreements

Goodwill arises in connection with business combinations accounted for as purchases where the purchase price exceeds the fair value of the net assets of the acquired businesses. Goodwill was amortized on a straight-line basis over a fifteen year period. The carrying value of goodwill, $10,119 at July 31, 1998, was written down to $0 upon the sale of the Company's subsidiary (Note 2). The deferred cost of the non-compete agreements was being amortized on a straight-line basis over the life of the respective agreement.

                                    F9

                      VarTech Systems Inc. and Subsidiaries

                     Notes to Consolidated Financial Statements
                              July 31, 1999 and 1998

Income taxes

Deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Valuation allowances are established when considered necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Net income per share

Basic earnings per common share are computed using the weighted average number of common shares and common equivalent shares outstanding during each year. Common share equivalents represent shares issuable upon the assumed exercise of stock options and warrants. The stock options and warrants are included in the computation using the treasury stock method if they would have a dilutive effect. Common share equivalents are not considered in calculations of per share data when their inclusion would be anti-dilutive. For purposes of determining diluted earnings per share, there were no common stock equivalents at July 31, 1999, 1998 or 1997.

Use of estimates - general

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

Advertising and promotion

The Company expenses the production costs of advertising the first time the advertising takes place. Advertising and promotion expense totaled $9,231, $18,566 and $10,327 for the years ended July 31, 1999, 1998 and 1997, respectively.

Revenue recognition policy

Income is earned and recognized when the goods are delivered, services are performed, licenses are sold, or webpages are developed and collection is reasonably assured and no further obligation of the Company exists. The company uses the percentage-of-performance method for recognizing revenue on its long-term service and system implementation contracts. Under this method,

                                    F10

                      VarTech Systems Inc. and Subsidiaries

                    Notes to Consolidated Financial Statements
                             July 31, 1999 and 1998

revenue that is recognized on a particular contract is proportional to the ratio of costs incurred to date on a project to the estimated total cost of the project.

Reclassifications

Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation. These reclassifications did not have any effect on total assets, shareholder equity or net (loss) income.

Note 2 - Business combinations, acquisitions and dispositions

On June 30, 1997, the Company purchased 21St Century Professsionals, Inc., by exchange of stock valued at $100,000. The transaction, effective July 1, 1997, was accounted for under the purchase method of accounting. The excess of the purchase price, plus expenses associated with the acquisition, over the fair value of identifiable tangible and intangible assets totaling $11,007, was allocated to goodwill.

On June 30, 1997, 21St Century entered into employment agreements with its three former stockholders. Each agreement established separate base salaries as well as other provisions of employment and included certain non-compete covenants. The employment provisions were scheduled to expire on June 30, 2002. One of these former 21St Century stockholders resigned during the year ended July 31, 1998, effectively terminating his agreement. Another of the former 21St Century stockholders renegotiated his employment agreement during the year ended July 31, 1999, terminating the original agreement. Payments under the third agreement, with established monthly payments of $10,000, were suspended in April 1999 following the filing of a lawsuit by the employee against the Subsidiary and the Company as more fully described in Note 9. Amortization of the deferred costs and payments under these non-compete obligations totaled $90,000 and $102,904 for the years ended July 31, 1999 and 1998, respectively.

On May 4, 1999, the Company sold the stock of this subsidiary for $500 plus the assumption of all the subsidiary's liabilities to a related party. At the time of sale, liabilities exceeded assets by $129,739. As a result of the nature of this transaction, the Company has reflected the gain as an increase to capital in excess of par value.

Note 3 - Deposits

Included in deposits at July 31, 1999 and 1998, is $100,000 held by an underwriter in connection with a contemplated secondary offering of the Company's securities. The deposit is being held as an advance for future expenses relating to the offering.

                                   F11

                     Vartech Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                             July 31, 1999 and 1998

Note 4 - Accounts payable-IBMCC

Prior to its acquisition, 21St Century entered into a financing agreement with IBM Credit Corporation (IBMCC). IBMCC granted 21St Century credit, which allowed the Subsidiary to finance its inventory and accounts receivable.
Under the terms of the agreement, 21St Century was given a thirty-day interest free period on IBMCC financed purchases. After 30 days, interest accrued on outstanding purchases at a rate of prime plus 3.25%. Purchases financed in excess of 30 days were also charged a one time fee of .25% of the purchase price. All purchases financed by IBMCC were due on or before the 90th day. Advances from IBMCC were secured by a first security interest in substantially all assets of 21St Century. Principal amounts owed under this financing agreement with IBMCC at July 31, 1998, totaled $517,707. At the date
21St Century was disposed of, the balance due IBMCC was $48,010. In connection with a collateral guarantee agreement, this amount was paid by the Company.

Note 5 - Stock options

The former stockholders of 21St Century were granted options to purchase 400,000 shares of VarTech common stock at an option price of $2.50 per share. Of these options, 40,000 expired upon the resignation of one of the three former stockholders (Note 2) during the year ended July 31, 1998. The remaining options, exercisable only if certain performance criteria of 21St Century were met, were effectively canceled upon the disposition of the Subsidiary during the year. The performance criteria was not met during any of the years under the agreement.

During the year ended July 31, 1999, as consideration for financial and consulting services provided to VarTech, the Company granted options to purchase 150,000 shares of the Company stock to an individual at an exercise price of $1.00. These options were exercised during the year ended
July 31, 1999.

The stock options described above were issued with exercise prices determined by the Company's Board of Directors to be equal to, or greater than, the fair value of the Company's common stock on the respective grant dates.

                                  F12

                      VarTech Systems Inc. and Subsidiaries

                    Notes to Consolidated Financial Statements
                             July 31, 1999 and 1998

Note 6 - Notes payable-credit lines

Notes payable credit lines consisted of the following at July 31, 1999 and 1998:

                                                         1999        1998
                                                      ---------   ---------
Draws against a $50,000 credit line payable
to a bank on March 19, 1996, with interest
at prime rate +2.0% (10.75% at July 31, 1999).
The credit line is renewable annually and has
a current maturity of March 19, 2000.  The loan
is secured by a guarantee from a stockholder.        $  45,401   $  39,925

Draws against a $90,000 credit line payable
to a bank with interest adjusted to a fixed
rate each renewal period based on the lender's
indexed rate (9.15% at July 31, 1998).  This
note was owed by 21St Century.  See Note 2
describing the sale of this subsidiary.
Advances from this credit line were secured by
a guarantee and personal assets of a stockholder.         -         90,000

Draws against a $250,000 credit line payable to
a bank with interest at prime plus .5% (8.75% at
July 31, 1999).  The balance due on August 3, 1999,
was extended until August 2, 2000, by a renewal of
the credit line for an additional year.  This credit
line is secured by the Company's cash accounts with
the bank and the personal guarantee of a
stockholder.                                           250,000     200,000

Draws against two separate $50,000 unsecured
credit lines payable on demand with monthly
interest payments at 8.50%.
                           Credit line 1                49,017      48,256
                           Credit line 2                  -         41,661
                                                     ---------   ---------
                                                     $ 344,418   $ 419,842

Note 7 - Long-term debt

Long-term debt at July 31, 1999 and 1998 consisted of
the following:
                                                        1999        1998
                                                     ---------   ---------
Unsecured note payable to sub-lessor (Note 9)
payable in monthly installments of $5,000,
including imputed interest at 9%, through
May 1, 2001.                                         $ 105,267   $ 149,564
Less: Current maturities                                57,269      48,508
                                                     ---------   ---------
Long-term                                            $  47,998   $ 101,056

                                   F13

                      VarTech Systems Inc. and Subsidiaries

                    Notes to Consolidated Financial Statements
                             July 31, 1999 and 1998


Future maturities of long-term debt at July 31, 1999, are as follows:
                                                        Amount
                                                       --------
                                        2000           $ 57,269
                                        2001             47,998
                                                       --------
                                        Total          $105,267

Note 8 - Pension plans

21St Century adopted a simplified employee pension plan. Under the plan, all employees who were at least twenty years of age and had provided services within one of the last five years were eligible to participate. Under this plan, 21St Century could make discretionary matching contributions to the plan. 21St Century made no matching contributions to the plan for the month ended July 31, 1997, the year ended July 31, 1998 or through the date 21St Century was sold (Note 2).

Effective April 1, 1999, the Company adopted a 401(k) retirement plan for its employees. Under the current plan, employees may participate upon obtaining the age of 21 and completing one year of service with the Company. The Company can make discretionary matching contributions to the plan. The Company made no matching contributions to the plan for the year ended July 31, 1999.

Note 9 - Commitments and contingencies

Legal proceedings

As mentioned in Note 2, a former employee and past president of 21St Century (and also a current stockholder of the Company) filed a lawsuit against 21St Century, the Company and the majority stockholder of the Company. The past employee asserts that he is entitled to enforce the payments due to him under the non-competition agreement contained in the agreement of employment as outlined in Note 2. Although no dollar amount has been specified, the past employee seeks damages estimated by management and legal counsel at $1,150,000 stemming from the non-payment of a portion of his salary and the remaining scheduled non-compete payments. The suit is currently in preliminary discovery and legal counsel for the Company has estimated, in their opinion at this stage of the lawsuit, the probable outcome to be that the Company will have no liability under the lawsuit. Accordingly, no accrual has been made in the financial statements at July 31, 1999.




                                   F14

                     Vartech Systems Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            July 31, 1999 and 1998

Operating leases

The following summarizes the Company's obligations under long-term leases for office and warehouse space at July 31, 1999:

Date of lease              7/18/97      11/13/97      7/29/98      7/9/99
Lease term begins           9/1/97        5/1/98      8/16/98     8/16/98
Lease term ends            8/31/02       4/30/03      8/31/99     8/30/02
Renewal option           2@5 years     1@5 years         None        None
Initial rent                $9,579        $4,690       $1,875      $5,000
Escalation:         3/1/99-$10,169            No           No          No
                    3/1/01-$10,497
Contingent rents                No            No           No          No
C.A.M. charge                  Yes           Yes           No          No

Common area maintenance charges (CAM) totaled $18,602 for 1999. Rent paid or accrued under these leases and other short-term office space leases during the years ended July 31, 1999, 1998 and 1997 totaled $236,315, $188,106, and
$48,650, respectively.

In accordance with Financial Accounting Standard Board's Statement # 13 regarding operating leases having initial or remaining non-cancelable lease terms in excess of one year, the accompanying financial statements reflect rental expense on a straight-line basis over the term of the respective leases. This straight-line rent adjustment resulted in additions to (reductions of) rent expense of $(643), $21,275, and $0 for the years ended July 31, 1999, 1998 and 1997, respectively.

Preceding the acquisition and through August 1997, 21St Century leased its warehouse and office space on a month-to-month basis from a stockholder of the Company, with rent determined on a monthly basis. Rent totaling $4,500 and $0 was paid to the stockholder during the year ending July 31, 1998 and one month period ended July 31, 1997, respectively.

Future minimum payments, by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more consist of the following at July 31, 1999:

                 Year Ending July 31,                    Amount
                       2000                            $ 233,311
                       2001                              239,952
                       2002                              241,912
                       2003                               71,777
                       2004                               42,210
                       Total                           $ 829,162

                                    F15

                     VarTech Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                            July 31, 1999 and 1998

Note 10 - Warranties

During the fiscal year ended July 31, 1996, the company established a warranty program that provides for repair, replacement or full refund on all equipment sales for a period of one hundred-twenty (120) days from the date of sale. No significant warranty claims were filed during these years and, at July 31, 1999 and 1998, no significant warranty claims were pending.

Note 11 - Supplemental disclosure of cash flow information

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

Cash paid for interest during the years ended July 31, 1999, 1998 and 1997 totaled $36,520, $106,343, and $17,903, respectively.

Income taxes paid during the years ended July 31, 1999, 1998 and 1997 totaled $13,066, $41,842, and $0, respectively.

Note 12 - Year 2000 disclosure

The Company is currently reviewing all of its computer applications with respect to the date change from 1999 to the year 2000, as discussed in the SEC's Staff Legal Bulletin No. 5 which was superceded in the previous year by the SEC's release entitled "Statement of the Commission Regarding Disclosure of Year 2000 Issues and Consequences by Public Companies" (the "Year 2000 Issue"). To date, the Company has not incurred any significant costs in undertaking this evaluation and believes that most of its applications are substantially in compliance with the Year 2000 Issue and that any additional costs will not be

                                  F16

                    VarTech Systems Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
                           July 31, 1999 and 1998

material to the Company. The Company is currently unable to determine with any certainty the effect of compliance with the Year 2000 Issue by its customers and suppliers. At the current stage of evaluation, it expects the impact, if any, to be insignificant to the operations of the Company.

Note 13 - Income taxes

The components of the income tax (benefit) or provision consisted of the following:

                                                    Year ended July 31,
                                                1999       1998       1997
Current:
   Federal                                   $   -       $12,983    $30,014
   State                                         -         3,319     11,828
                                             --------    -------    -------
                                                 -        16,302     41,842

Deferred:
   Federal                                    (35,238)    20,338      8,715
   State                                       (1,725)     4,884     (1,963)
                                             --------    -------    -------
                                              (36,963)    25,222      6,752

Total income tax (benefit) provision         $(36,963)   $41,524    $48,594

Deferred income taxes are provided to reflect temporary differences between financial and income tax reporting. Deferred assets and liabilities resulting from these temporary taxable or deductible differences are summarized by related tax effect as follows at July 31, 1999 and 1998:

                                                        1999       1998
Deferred tax asset/(liability)                       --------   --------
  Net operating loss carry forwards                  $ 41,408   $  6,453
  Charitable contribution deduction carryforward        2,688      2,688
                                                     --------   --------
   Total - deferred tax asset                          44,096      9,141

  Property and equipment                              (19,161)   (20,701)
                                                     --------   --------
   Total - deferred tax liability                     (19,161)   (20,701)

  Net - deferred tax asset/(liability)               $ 24,935   $(11,560)

The provision (benefit) for income taxes for the years ended July 31, 1999 and 1998, varies from the amount determined by applying the Federal statutory rate of 34% to pretax income as a result of the following:

                                  F17

                     VarTech Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                            July 31, 1999 and 1998

                                                       1999     1998     1997
                                                    --------  -------  -------
Income tax expense at Federal statutory rate of 34% $   -     $30,339  $52,130
Effect of graduated rates on Federal income tax         -     (11,749) (20,251)
Benefit of net operating losses                      (34,954)   1,070    7,187
Property and equipment                                (1,540)  11,093   (1,146)
Other                                                   (469)  10,771   10,674
                                                    --------  -------  -------
  Actual income tax provision (benefit)             $(36,963) $41,524  $48,594

At July 31, 1999, the Company has net operating loss carry forwards of approximately $129,000 that are available to offset future taxable income. If not used, the loss carry forwards expire July 31, 2014.

Note 14 - Fair values of financial instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

Cash and cash equivalents - The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Marketable equity securities - The carrying amount reported in the balance sheet for marketable equity securities approximates fair value. All marketable equity securities are classified as "available for sale" for accounting purposes and, therefore, are carried at fair value with unrealized gains and losses, if any, recorded directly in stockholders equity.

Short and long-term debt - The fair value of all debt has been estimated based on the present value of expected cash flows relating to existing borrowings discounted at rates currently available to the Company for debt with similar terms and remaining maturities.

The cost and estimated fair values of the Company's financial instruments at July 31, 1999 and 1998, are as follows:
                                                 Carrying        Fair
                                                  Amount         Value
                                                     July 31, 1999
Financial assets:
  Cash and cash equivalents                     $  29,640    $  29,640
Financial liabilities:
  Short-term debt                               $ 401,687    $ 401,687
  Long-term debt                                $  47,998    $  47,998

                                   F18

                      VarTech Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                            July 31, 1999 and 1998

                                                      July 31, 1998
Financial assets:
  Cash and cash equivalents                   $   51,559    $   51,559
  Marketable equity securities                $    6,500    $    6,500
Financial liabilities:
  Short-term debt                             $1,121,057    $1,121,057
  Long-term debt                              $1,146,056    $1,146,056

Note 15 - Segment Information

The Company has three reportable segments: i) Display segment - acquisition and remarketing of used computers and computer related equipment, including the repair and refurbishment of industrial grade monitors; ii) Solution integration segment - computer consulting services which includes network design, installation and software application development; iii) Network segment - markets online computer training products, "the Learning University", and other Internet related services including the development and maintenance of personal interactive webpages.

The accounting policies of the individual segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance based on the profit or loss from operations before income taxes and in the case of the network, on the size of the distributor base.

The Company's reportable segments are strategic business units that provide differing products and/or services along with different distribution methods. They are managed separately because each business unit requires different employee skills, product development and marketing strategies.

The following provides information with respect to the performance of each of the Company's operating segments:

                             Display     Solutions     Network     Total
July 31, 1999:
Hardware and software     $2,884,664    $1,258,887    $   -     $4,143,551
Consulting services             -          908,298        -        908,298
Network                         -             -        671,527     671,527
                          ----------    ----------    --------  ----------
  Total revenues          $2,884,664    $2,167,185    $671,527  $5,723,376

Segment income            $  626,263    $  353,722    $ 92,246  $1,072,231

Segment assets            $  892,685    $   61,073    $229,600  $1,183,359

                                  F19

                     VarTech Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                            July 31, 1999 and 1998

                              Display      Solutions     Network      Total
July 31, 1998:
Hardware and software      $2,134,045     $3,024,594    $   -      $5,158,639
Consulting services              -         1,373,936        -       1,373,936
Network                          -              -        122,411      122,411
                           ----------     ----------    --------   ----------
  Total revenues           $2,134,045     $4,398,530    $122,411   $6,654,986

Segment income             $  665,269     $  670,179    $ 50,407   $1,385,855

Segment assets             $  753,734     $  852,700    $ 47,762   $1,654,196

The following schedule reconciles amounts shown above for the segments to the consolidated amounts presented in the Company's financial statements:

                                                          1999         1998
Revenues:
Total revenues for reportable segments                $5,723,376   $6,654,986
Unallocated amounts:
 Eliminations and other                                     -            -
                                                      ----------   ----------
Total consolidated revenues                           $5,723,376   $6,654,986

Loss before income taxes:
Total profit from reportable segments                 $1,072,231   $1,385,855
Unallocated amounts:
 Administrative and general expenses                  (1,335,239)  (1,296,624)
 Eliminations and other                                   36,086         -
                                                      ----------   ----------
Total consolidated loss before income taxes           $ (226,922)  $   89,231

Assets:
Total assets for reportable segments                  $1,183,359   $1,660,696
Unallocated amounts:
 Underwriter deposit                                     100,000      100,000
 Non-compete deferred cost                                  -       1,180,000
 Deferred taxes and goodwill                              44,096       19,260
                                                      ----------   ----------
Total consolidated assets                             $1,327,455   $2,959,956

                                  F20

                      VarTech Systems Inc. and Subsidiaries

                    Notes to Consolidated Financial Statements
                             July 31, 1999 and 1998

Note 16 - Accrued expenses

Accrued expenses consisted of the following at July 31, 1999 and 1998:
                                                1999         1998
                                              --------     --------
Sales tax payable                             $   -        $  6,790
Accrued salary and commissions payable          62,470       67,076
Accrued interest payable                         5,214        4,161
Accrued rent                                     9,579         -
Other accrued expenses                          22,875        8,102
                                              --------     --------
                                              $100,138     $ 86,129




















                                  F21

                        Independent Auditors' Report
                         on Accompanying Information



The Board of Directors and Stockholders
of VarTech Systems Inc.
Baton Rouge, Louisiana



Our report on our audits of the basic financial statements of VarTech Systems Inc. for the years ending July 31, 1999, 1998 and 1997, appears on page 1. Those audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The information on the accompanying page is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.





                              /s/ Laney, Boteler & Killinger












Atlanta, Georgia
October 1, 1999

                                   F22

                    VarTech Systems Inc. and Subsidiaries

                    Schedule of Other Operating Expenses


                                            For the Years Ended July 31,
                                           1999        1998         1997
                                       ----------------------------------
Selling expense
   Advertising and promotion           $    9,231  $   18,566    $ 10,327
   Salaries and other
    contract labor                        526,534     402,609     175,041
   Network commissions                    318,913      29,353        -
   Other selling expenses                  54,585      13,675       1,185
                                       ----------  ----------    --------
                                       $  909,263  $  464,203    $186,553

Administrative and general
   Auto expense                        $   18,941  $   14,957    $ 17,440
   Bad debts                                 -          4,292      19,358
   Depreciation and amortization           87,789      82,135      25,878
   Insurance                               49,296      57,724      18,215
   Non-compete expense                     90,000     102,904        -
   Office supplies and expense             92,428      78,409      26,687
   Outside services                        79,877      21,042      16,666
   Other                                   37,556       6,544       1,682
   Professional fees                       35,468      74,687     136,584
   Rent                                   236,315     188,106      48,650
   Repairs and maintenance                 22,641      19,517       2,226
   Salaries and wages                     330,550     394,564     134,235
   Seminars and training                    7,688       1,421       3,345
   Taxes and licenses                      42,620      76,132      27,226
   Telephone                              106,071     121,454      43,095
   Travel                                  57,436      20,490      35,597
   Utilities                               40,563      32,246      12,129
                                       ----------  ----------    --------
                                       $1,335,239  $1,296,624    $569,013








                                   F23

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 28th day of October 1999.


                             VARTECH SYSTEMS INC.
                                (Registrant)



                              By:   /s/    J. Keith Henderson
                              _____________________________________
                              J. Keith Henderson, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of October 1999.


          Signature                                 Title

 signed J. Keith Henderson             President and Director
J. Keith Henderson

 signed Daniel S. Gould                Vice-President, Secretary and Director
Daniel S. Gould

 signed Brent J. Hedges                Vice-President, Treasurer and Director
Brent J. Hedges

 signed Michele L. Gould               Director
Michele L. Gould

                              EXHIBIT INDEX

EXHIBIT                                          METHOD OF FILING
------------                                -----------------------------

 10.16  Stock Option Agreement              Filed herewith electronically

 27.    Financial Data Schedule             Filed herewith electronically