Form 10-Q
period 1999-10-31
VARTECH SYSTEMS INC
filed 1999-12-16
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter October 31, 1999

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

2,100,000 shares of common stock, $.001 par value, (the issuer's only class of common stock), were outstanding as of December 10, 1999.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   VarTech Systems Inc. and Subsidiaries

                              Balance Sheet

                                              October 31,        July 31,
                                                 1999             1999
                                               Unaudited         Audited
                                             ------------     ------------
ASSETS
Current Assets
  Cash and cash equivalents                   $   14,456       $   29,460
  Accounts receivable                            690,983          561,909
  Inventory                                      171,437          220,235
  Prepaid expenses                                 1,650            5,560
  Deferred income taxes                           44,096           44,096
                                             ------------     ------------
     Total current assets                        922,622          861,260

Furniture and equipment                          494,473          477,754
Leasehold improvements                            12,145           10,306
Less:  Accumulated depreciation                 (151,853)        (136,853)

Deposits                                         114,988          114,988
                                             ------------     ------------
    Total assets                              $1,392,375       $1,327,455

                  VarTech Systems Inc. and Subsidiaries

                              Balance Sheet

                                              October 31,         July 31,
                                                 1999               1999
                                               Unaudited          Audited
                                             ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                               185,081           215,015
  Other accrued expenses                         109,284           100,138
  Notes payable                                  339,860           344,418
  Current maturities - Long-term debt             57,269            57,269
                                             ------------      ------------
     Total current liabilities                   691,494           716,840

Deferred income taxes                             19,161            19,161
Deferred revenue                                  25,000              -
Deferred lease expense                            20,632            20,632
Long-term debt, less current maturities           47,998            47,998
                                             ------------      ------------
    Total liabilities                            804,285           804,631

Common stock - $.001 par value
100,000,000 shares authorized
2,100,000 shares issued and outstanding
at October 31, 1999 and July 31, 1999              2,100             2,100
Capital in excess of par value                   704,761           704,761
Retained earnings                               (118,771)         (184,037)
                                             ------------      ------------
Total stockholders' equity                       588,090           522,824

Total liabilities and stockholders' equity    $1,392,375        $1,327,455
                                             ------------      ------------

                VarTech Systems Inc. and Subsidiaries

                       Statement of Operations
                             (Unaudited)

                                        Quarter Ended
                                         October 31,
                                     1999         1998
                                  ----------   ----------
Sales                             $1,654,290   $1,707,621
Cost of sales                        911,312    1,219,391
                                  ----------   ----------
Gross profit                         742,978      488,230

Expenses                             677,712      470,826
                                  ----------   ----------
Net income                        $   65,266   $   17,404

Per common share                         .03          .01

Weighted number shares
  outstanding                      2,100,000    1,950,000

                VarTech Systems Inc. and Subsidiaries

                       Statement of Cash Flows
                             (Unaudited)

                                            Quarter Ended
                                              October 31,
                                           1999        1998
                                         ---------   ---------

Cash flows from operating activities
  Adjustments to reconcile net
   income to net cash (used in)
   provided by operating activities
     Net income (loss)                   $ 65,266    $ 17,404
     Depreciation and amortization         15,000      56,439
     Net changes in:
      Accounts receivable and
       other assets                      (125,164)    (53,959)
      Inventory                            48,798     179,908
      Accounts payable and
       accrued expenses                   (20,787)   (231,305)
      Non-compete obligation                 -        (33,750)
      Deferred revenue                     25,000        -
                                         ---------   ---------
Net cash (used in) provided by
  operating activities                      8,113     (65,263)
                                         ---------   ---------
Cash flows from investing activities
   Purchase of property and
    equipment                             (18,558)    (14,627)
                                         ---------   ---------
Cash flows from financing activities
   Changes in notes payable                (4,559)     44,625
                                         ---------   ---------
Net increase (decrease) in cash           (15,004)    (35,265)

Cash and equivalents,
  beginning of period                      29,460      51,559
                                         ---------   ---------
Cash and equivalents,
  end of period                          $ 14,456    $ 16,294
                                         ---------   ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


THREE MONTHS ENDED OCTOBER 31, 1999
COMPARED TO OCTOBER 31, 1998

The Company's revenues decreased by 3% to $1,654,290 in the first quarter ended October 31, 1999 as compared to $1,707,621 in the first quarter of the prior year, due to the Company's continued effort to reduce sales of personal computer hardware and related products.

The Company's costs and expenses were $1,589,024 or 96% of revenues as compared to $1,690,217 or 99% in the same period ended October 31, 1998.

The Company's net income in the first quarter was $65,266 as compared to net income of $17,404 in the same period last year. The increase in net income was a result of the Company refocusing its business into higher margin services away from low margin personal computer products.


LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit totaling $450,000 which it uses for short-term borrowing to acquire inventory and finance accounts receivable. On October 31, 1999, the outstanding balance on these lines was $339,860. The lines of credit and its current assets of $922,622 are deemed sufficient to fund operations for the next twelve months. As of October 31, 1999, the Company had $110,140 available under the lines of credit.

VARTECH SYSTEMS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
OCTOBER 31, 1999

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

VARTECH SYSTEMS INC.
(Registrant)

DATE:  December 10, 1999

                                        C. Wayne Prater
                                        President

                                        signed/s/ C. Wayne Prater

EXHIBIT INDEX

EXHIBIT                                       METHOD OF FILING
----------                              ------------------------------
27.  Financial Data Schedule            Filed herewith electronically