Form 10-Q
period 2000-01-31
VARTECH SYSTEMS INC
filed 2000-03-15
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter January 31, 2000

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

2,100,000 shares of common stock, $.001 par value, (the issuer's only class of common stock), were outstanding as of March 10, 2000.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   VarTech Systems Inc. and Subsidiaries

                             Balance Sheet

                                            January 31,          July 31,
                                                2000               1999
                                             Unaudited           Audited
                                           ------------      ------------
ASSETS
Current Assets
  Cash and cash equivalents                 $    36,989       $    29,460
  Marketable equity securities                   61,883              -
  Accounts receivable                           659,514           561,909
  Inventory                                     168,574           220,235
  Prepaid expenses                                1,650             5,560
  Deferred income taxes                          44,096            44,096
                                            -----------       -----------
     Total current assets                       972,706           861,260

Furniture and equipment                         495,423           477,754
Leasehold improvements                           12,145            10,306
Less:  Accumulated depreciation                (167,303)         (136,853)

Deposits                                        114,988           114,988
                                            -----------       -----------
    Total assets                             $1,427,959        $1,327,455

                   VarTech Systems Inc. and Subsidiaries

                              Balance Sheet

                                            January 31,          July 31,
                                                2000               1999
                                             Unaudited           Audited
                                           ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                              216,372           215,015
  Other accrued expenses                         97,250           100,138
  Notes payable                                 345,910           344,418
  Current maturities - Long-term debt              -               57,269
                                            -----------       -----------
     Total current liabilities                  659,532           716,840

Deferred income taxes                            19,161            19,161
Deferred lease expense                           20,310            20,632
Long-term debt, less current maturities            -               47,998
Stockholder loan                                 61,883              -
                                            -----------       -----------
    Total liabilities                           760,886           804,631

Common stock - $.001 par value
100,000,000 shares authorized
2,100,000 shares issued and
outstanding at January 31, 2000
and July 31, 1999                                 2,100             2,100
Capital in excess of par value                  704,761           704,761
Retained earnings                               (39,788)         (184,037)
                                            -----------       -----------
Total stockholders' equity                      667,073           522,824

Total liabilities and stockholders' equity   $1,427,959        $1,327,455
                                            -----------       -----------

                    VarTech Systems Inc. and Subsidiaries

                           Statement of Operations
                                 (Unaudited)

                              Quarter Ended             Six Months Ended
                                January 31,                 January 31,
                            2000         1999           2000         1999
                         ----------   ----------     ----------   ----------
Sales                    $1,762,310   $1,716,186     $3,416,599   $3,423,807
Cost of sales               991,836      814,741      1,903,148    2,034,131
                         ----------   ----------     ----------   ----------
Gross profit                770,474      901,445      1,513,451    1,389,676

Expenses                    796,758      882,296      1,474,470    1,353,122
                         ----------   ----------     ----------   ----------
Income (loss) from
  operations                (26,284)      19,149         38,981       36,554

Other income:
  Gain on settlement
    of debt                 105,267         -           105,267         -
                         ----------   ----------     ----------   ----------
Net income                   78,983       19,149        144,248       36,554

Per common share               .04          .01            .07          .02

Weighted number shares
  outstanding             2,100,000    1,950,000      2,100,000    1,950,000

                    VarTech Systems Inc. and Subsidiaries

                          Statement of Cash Flows
                               (Unaudited)

                                       Quarter Ended      Six Months Ended
                                        January 31,          January 31,
                                     2000       1999       2000       1999
                                  ---------  ---------  ---------  ---------

Cash flows from operating activities
  Adjustments to reconcile net
   income to net cash (used in)
   provided by operating activities
     Net income (loss)             $ 78,983   $ 19,149   $144,248   $ 36,554
     Depreciation and amortization   15,450     55,614     30,450    112,052
     Gain on settlement of debt    (105,267)      -      (105,267)      -
     Net changes in:
      Accounts receivable and
       other assets                 (30,414)    (5,410)  (155,578)   (59,369)
      Inventory                       2,862     11,312     51,661    191,220
      Accounts payable and
       accrued expenses              19,257     33,485     (1,530)  (197,820)
      Non-compete obligation           -       (33,750)      -       (67,500)
      Deferred revenue              (25,000)      -          -          -
      Deferred lease expense           (322)      -          (322)      -
                                   --------   --------   --------   --------
Net cash (used in) provided by
  operating activities              (44,451)    80,400    (36,338)    15,137
                                   --------   --------   --------   --------
Cash flows from investing activities
   Purchase of property and
   equipment                           (950)   (26,670)   (19,508)   (41,297)

Cash flows from financing activities
  Changes in notes payable            6,051    (44,379)     1,492        246
  Change in stockholder loan         61,883       -        61,883       -
                                   --------   --------   --------   --------
Net increase (decrease) in cash      22,533      9,351      7,529    (25,914)

Cash and equivalents,
  beginning of period                14,456     16,294     29,460     51,559
                                   --------   --------   --------   --------
Cash and equivalents,
  end of period                    $ 36,989   $ 25,645   $ 36,989   $ 25,645
                                   --------   --------   --------   --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2000
COMPARED TO JANUARY 31, 1999

The Company's revenues increased by 3% to $1,762,310 in the second quarter of fiscal 2000 as compared to $1,716,186 in the second quarter of fiscal 1999.

The Company's costs and expenses in the period before provision for income taxes totaled $1,788,594 or 101% of revenues as compared to $1,697,037 or 99% in the same period of 1999.

The Company's profit in the second quarter of 2000 was $78,983 as compared to a profit of $19,149 in the same period in fiscal 1999. Income in the second quarter of fiscal 2000 included a one-time gain of $105,267.


SIX MONTHS ENDED JANUARY 31, 2000
COMPARED TO JANUARY 31, 1999

The Company's revenues were $3,416,599 for the six months ended
January 31, 2000 as compared to $3,423,807 for the six months ended January 31, 1999.

The Company's costs and expenses were $3,377,618 or 99% of revenue for the six months ended January 31, 2000 as compared to $3,387,253 or 99% for the six months ended January 31, 1999.

The Company's profit for the six months ended January 31, 2000 was $144,248 as compared to a profit of $36,554 for the same period of the previous year. The primary difference in the two periods is the one-time gain of $105,267 realized in the second quarter of fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit totaling $450,000 which it uses for short-term borrowing to acquire inventory and finance accounts receivable. On
January 31, 2000, the outstanding balance on these lines was $345,910. The lines of credit and current assets of $972,706 are deemed sufficient to fund operations for the next twelve months. As of January 31, 2000, the Company had $104,090 available under the lines of credit.

VARTECH SYSTEMS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JANUARY 31, 2000

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

DATE:  March 10, 2000

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