Form 10-Q
period 2000-04-30
VARTECH SYSTEMS INC
filed 2000-06-13
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter April 30, 2000

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

1,950,000 shares of common stock, $.001 par value, (the issuer's only class of common stock), were outstanding as of June 9, 2000.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   VarTech Systems Inc. and Subsidiaries

                              Balance Sheet

                                               April 30,         July 31,
                                                 2000              1999
                                               Unaudited          Audited
                                             ------------     ------------
ASSETS
Current Assets
  Cash and cash equivalents                   $    3,852       $   29,460
  Accounts receivable                            537,083          561,909
  Inventory                                      221,736          220,235
  Prepaid expenses                                  -               5,560
  Note receivable-officer                         95,602             -
  Deferred income taxes                           44,096           44,096
                                             ------------     ------------
     Total current assets                        902,369          861,260

Furniture and equipment                          495,423          477,754
Leasehold improvements                            12,145           10,306
Less:  Accumulated depreciation                 (174,053)        (136,853)

Deposits                                         114,988          114,988
                                             ------------     ------------
    Total assets                              $1,350,872       $1,327,455

                    VarTech Systems Inc. and Subsidiaries

                              Balance Sheet

                                               April 30,          July 31,
                                                 2000               1999
                                               Unaudited          Audited
                                             ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                               296,866           215,015
  Other accrued expenses                          99,654           100,138
  Notes payable                                  345,372           344,418
  Current maturities - Long-term debt               -               57,269
                                             ------------      ------------
     Total current liabilities                   741,892           716,840

Deferred income taxes                             19,161            19,161
Deferred lease expense                            20,149            20,632
Long-term debt, less current maturities             -               47,998
                                             ------------      ------------
    Total liabilities                            781,202           804,631

Common stock - $.001 par value
100,000,000 shares authorized
1,950,000 and 2,100,000 shares
issued and outstanding at April 30, 2000
and July 31, 1999                                  1,950             2,100
Capital in excess of par value                   554,911           704,761
Retained earnings                                 12,809          (184,037)
                                             ------------      ------------
Total stockholders' equity                       569,670           522,824

Total liabilities and stockholders' equity    $1,350,872        $1,327,455
                                             ------------      ------------

                    VarTech Systems Inc. and Subsidiaries

                          Statement of Operations
                                (Unaudited)

                              Quarter Ended             Nine Months Ended
                                April 30,                   April 30,
                           2000         1999            2000         1999
                        ----------   ----------      ----------   ----------
Sales                   $1,695,038   $1,011,375      $5,111,637   $4,435,182
Cost of sales              955,646      516,032       2,858,794    2,548,164
                        ----------   ----------      ----------   ----------
Gross profit               739,392      495,343       2,252,843    1,887,018

Expenses                   686,794      431,047       2,161,264    1,784,169
                        ----------   ----------      ----------   ----------
Operating income (loss)     52,598       64,296          91,579      102,849

Loss from discontinued
  operations                  -         (99,839)           -         (99,839)

Other income:
  Gain on settlement
    of debt                   -            -            105,267         -
                        ----------   ----------      ----------   ----------
Net income (loss)       $   52,598   $  (35,543)     $  196,846   $    3,010

Per common share              .03         (.02)            .10          .00

Weighted number shares
  outstanding            1,950,000    2,200,000       1,950,000    2,200,000

                   VarTech Systems Inc. and Subsidiaries

                          Statement of Cash Flows
                                (Unaudited)

                                       Quarter Ended      Nine Months Ended
                                         April 30,            April 30,
                                      2000      1999       2000      1999
                                    --------- ---------  --------- ---------

Cash flows from operating activities
  Adjustments to reconcile net
   income to net cash (used in)
   provided by operating activities
     Net income (loss)              $ 52,598   $(35,543)  $196,846  $  3,010
     Depreciation and amortization     6,750      6,825     37,200   118,877
     Loss from discontinued
      operations                        -        99,839       -       99,839
     Gain on settlement of debt         -          -      (105,267)     -
     Net changes in:
      Accounts receivable and
       other assets                  185,964     98,364     30,386   119,493
      Inventory                      (53,162)    38,927     (1,501)  230,148
      Accounts payable and
       accrued expenses               82,897   (285,417)    81,367  (583,235)
      Deferred lease expense            (161)      -          (483)     -
                                    ---------  ---------  --------- ---------
Net cash (used in) provided by
  operating activities               274,886    (77,005)   238,548   (11,868)
                                    ---------  ---------  --------- ---------
Cash flows from investing activities
   Purchase of property and
   equipment                            -       (15,841)   (19,508) (107,138)

Cash flows from financing activities
   Changes in notes payable             (538)  (122,159)       954  (121,913)
   Changes in notes receivable       (95,602)      -       (95,602)     -
   Changes in stockholder loan       (61,883)      -          -         -
   Proceeds from sale of stock          -       250,000       -      250,000
   Retirement of stock              (150,000)      -      (150,000)     -
                                    ---------  ---------  --------- ---------
Net cash (used in) provided by
  financing activities              (308,023)   127,841   (244,648)  128,087
                                    ---------  ---------  --------- ---------

Net increase (decrease) in cash      (33,137)    34,995    (25,608)    9,081

Cash and equivalents,
  beginning of period                 36,989     25,645     29,460    51,559
                                    ---------  ---------  --------- ---------
Cash and equivalents,
  end of period                     $  3,852   $ 60,640   $  3,852  $ 60,640
                                    ---------  ---------  --------- ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2000
COMPARED TO APRIL 30, 1999

The Company's revenues increased to $1,695,038 in the third quarter of fiscal 2000 as compared to $1,011,375 in the third quarter of fiscal 1999. This revenue increase is due to additions to the Company's sales team and effective marketing of its new product lines.

The Company's costs and expenses in the period totaled $1,642,440 or 97% of revenues as compared to $947,079 or 94% in the same period of 1999. Profit margins were lower in fiscal 2000 due to increased marketing costs.

The Company's operating income in the third quarter of 2000 was $52,598 as compared to operating income of $64,296 in the same period of fiscal 1999. The decrease in operating income was a result of the Company's increase in marketing and sales expenses.

NINE MONTHS ENDED APRIL 30, 2000
COMPARED TO APRIL 30, 1999

The Company's revenues increased by 15% to $5,111,637 for the nine months ended April 30, 2000 as compared to $4,435,182 for the nine months ended April 30, 1999. The increase in revenue is attributed to additions to the Company's sales team and effective marketing of its new product lines.

The Company's costs and expenses increased during the period. Costs and expenses were $5,020,058 or 98% of revenue for the nine months ended April 30, 2000 as compared to $4,332,333 or 98% for the nine months ended April 30, 1999.

The Company's income for the nine months ended April 30, 2000 was $196,846 as compared to income of $3,010 for the same period of the previous year. The major difference in the two periods is attributed to a $99,839 loss from discontinued operations in 1999 and a gain of $105,267 from a settlement of debt in fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit totaling $450,000 which it uses for short-term borrowing to acquire inventory and finance accounts receivable.
On April 30, 2000, the outstanding balance on these lines was $345,372. The lines of credit and its current assets of $902,369 are deemed sufficient to fund operations for the next twelve months. As of April 30, 2000, the Company had $104,628 available under the lines of credit.

VARTECH SYSTEMS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
APRIL 30, 2000

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

DATE:  June 9, 2000

                                        C. Wayne Prater
                                        President

                                        signed/s/ C. Wayne Prater

EXHIBIT INDEX

EXHIBIT                                       METHOD OF FILING
----------                              ------------------------------
27.  Financial Data Schedule            Filed herewith electronically