Form 10-K
period 2000-07-31
VARTECH SYSTEMS INC
filed 2000-10-27
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549

                                       FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT  OF 1934
                         For the fiscal year ended July 31, 2000

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

            Securities registered pursuant to Section 12(b) of the Act:

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

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of September 29, 2000 was $460,879. On such date, the average of the bid and asked prices of the common stock was $1.25 per share. The registrant had 1,950,000 shares of common stock, $.001 par value, outstanding as of September 29, 2000.

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

Description of Business

VarTech Systems Inc. is an authorized reseller of computers and software. The Company operates in three areas: i) Display segment - the repair and refurbishment of industrial grade monitors and the manufacturing and selling of the VarTech Displays line of industrial monitors; ii) Solution Integration segment - computer consulting services which includes network design, installation and software application development; iii) Network segment - markets online computer training products and other Internet related services including the development and maintenance of personal interactive webpages through a network of independent consultants worldwide.

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

Marketing and Customers

The Company utilizes telephone solicitation, personal contact, direct mail, fax broadcasting, industry specific advertising, the internet, and participates in regional trade shows and expos to market itself and its services to its customer base. VarTech's customer base is global and is comprised mainly of large manufacturing operations in process control, pulp and paper, and food processing along with utilities and military facilities. Through a network of independent consultants worldwide, the Company markets online computer training and the maintenance of personal interactive webpages.

Warranty and Customer Service

The Display unit of the Company provides a repair, replacement or full refund warranty for one hundred twenty (120) days from the date of sale. There were no significant warranty claims pending at July 31, 2000.

Employees

As of July 31, 2000, the Company employed forty-five people full-time including four executive officers. Employee relations are considered good and the Company has no collective bargaining contracts covering any of its employees.

Competition

The Company is involved in a market where many different companies provide the same basic services. There is no dominant company engaged in providing the same basic services as that of the Company.

ITEM 2.  PROPERTIES

The Company is headquartered in 15,746 square feet of leased office space in Baton Rouge, Louisiana under a five year lease which expires in the year 2004. The Company's Display unit maintains a warehouse in 12,500 square feet of space in Baton Rouge, Louisiana under a five year lease and a 12,000 square foot service and assembly facility in Philadelphia, Pennsylvania with a three year lease which expires in August 2002.

ITEM 3.  LEGAL PROCEEDINGS

Kim L. D'Albor, a former employee and past president of 21st Century Professionals (and also a current stockholder of the Company), filed a lawsuit against 21st Century Professionals, the Company and one its stockholders C. Wayne Prater. The suit was filed on April 19, 1999 in the 19th Judicial District Court of the Parish of East Baton Rouge in Louisiana. The past employee asserts that he is entitled to enforce the payments due to him under a non-competition agreement contained in his agreement of employment. Although no dollar amount has been specified, the past employee seeks damages estimated by management and legal counsel at $1,150,000 stemming from the non-payment of a portion of his salary and the remaining scheduled non-compete payments. The suit is currently in preliminary discovery, and legal counsel for the Company has estimated, in their opinion at this stage of the lawsuit, the probable outcome to be that the Company will have no liability under the lawsuit. Accordingly, no accrual has been made in the financial statements at July 31, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal year ending July 31, 2000.


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq bulletin board market. The following table sets forth the quarterly high and low bid prices as reported for the periods indicated:

                    Fiscal Year ended          Fiscal Year ended
                      July 31, 2000              July 31, 1999
                  High(1)         Low(1)     High(1)         Low(1)

1st Quarter        $2.00          $1.00       $4.00          $2.00
2nd Quarter        $1.50          $0.63       $3.00          $1.00
3rd Quarter        $2.00          $0.75       $5.00          $1.50
4th Quarter        $2.00          $1.00       $3.00          $1.88

(1) The prices set forth in the table above were provided by the National Quotation Bureau and reflect the high and low bid prices over each quarter.

During 2000, the price range for the Company's common stock averaged a bid of $1.25 per share.

These prices may represent inter-dealer quotations without retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

As of July 31, 2000, the Company had 270 holders of record of its common shares.

The Company has never paid cash dividends on its common stock and has no plans to pay cash dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA
                                                July 31,
                            2000        1999        1998        1997      1996

Balance Sheet Data
Total assets            $1,178,273  $1,327,455  $2,959,956  $1,924,720  $269,359
Long term debt                -         47,998     101,056     162,381      -
Shareholders' equity       513,276     522,824     433,044     372,637   117,908

Income Statement Data
Total revenue            6,594,139   5,723,376   6,654,986   3,001,492 1,466,173
Operating expenses       6,477,258   5,869,151   6,487,496   2,797,325 1,457,267
Net income (loss)          140,452    (189,959)     47,707     104,729     6,204
  Basic and diluted
   net income (loss)
   per common share         $0.07       ($.09)       $.02        $.06      $0.00

Weighted average number
   of common shares
   outstanding:
     Basic               1,987,808   1,988,750   1,948,942   1,799,803 1,787,300
     Diluted             2,018,349   1,988,750   1,948,942   1,799,803 1,787,300
Common shares
   outstanding           1,950,000   2,100,000   1,950,000   1,937,300 1,787,300
Preferred shares
   outstanding                -           -           -           -         -


There were no shares of the Company's sole class of preferred stock, $.01 par value, outstanding as of July 31, 2000, 1999, 1998, 1997 and 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Managements' discussion and analysis of financial condition and results of operations includes statements covering all segments of the Company. Those business units are the Display segment which focuses on the repair and refurbishment of industrial grade monitors and the manufacturing and selling of the VarTech Displays line of industrial monitors; the Solution Integration segment which provides computer consulting services that includes network design, installation and software application development; and the Network segment which markets online computer training products and other Internet related services including the development and maintenance of personal interactive webpages.

Results of Operations

The Company's 2000 sales volume increased over 1999 by approximately $870,000 or 15%. The increase in sales for 2000 was a result of the greater focus on the sale of Display units, and the sale of online training in the Network segment. The Display segment's increase in sales was due to the continued introduction and expansion of the Company's new product line. The Network unit's sales increase was a direct result of the increased number of sales consultants.

The income from continuing operations for 2000 is directly related to the deemphasizing of personal computer sales, and the focus and concentration on generating increased revenue from displays and online training, both of which enjoy greater margins than personal computer sales.

Company Cost of Sales

The cost of sales for the years ended July 31, 2000, 1999 and 1998 were 51%, 63% and 71%, respectively. Hardware and software costs decreased due to the reduced focus on personal computer sales. The network costs increased because of the increased number of employees and wages associated with the network operations. The decrease in overall cost of sales was due to the Company's increased focus on higher profit margin items, offset by increases in network costs.

Other Operating Expenses

Selling expenses as a percentage of sales for the years ended July 31, 2000, 1999 and 1998 were 24%, 16% and 7%, respectively. The increase in 2000 over 1999 is due to increased staffing in the displays area and commissions paid to consultants for subscription sales of online training. The increase from 1998 to 1999 was due to the same reasons as 1999 to 2000.

Administrative and general expenses increased by $221,000 from 1999 to 2000; however, as a percentage of sales it remained constant at approximately 23%. This percentage should begin to decrease as the sales volume increases. Even though administrative and general expenses remained constant from 1998 to 1999 on a dollar basis, as a percentage of sales it increased from 19% to 23% due to an overall decrease in sales volume.

Interest expense decreased from 1999 to 2000 due to a decrease in outstanding loan balances and a release of approximately $100,000 of short and long term debt related to the purchase of certain furniture and equipment in 1997. The decrease from 1998 to 1999 was due to a reduction in borrowing to finance inventory and receivables resulting from the decrease in personal computer sales.

Liquidity and Capital Resources

The Company has $751,102 in current assets at July 31, 2000. The Company has lines of credit totaling $450,000, of which $105,926 is available at July 31, 2000. This, along with revenue generated from sales, is deemed sufficient to fund all required expenditures for the next 12-month period.

The Company believes its cash generated from operations, its ability to secure short term working capital needs, and the prospects of increasing sales of displays and online training will provide sufficient cash to meet current working capital needs. Capital is typically provided primarily through cash from operations and credit received from trade creditors and advances from the established lines of credit. The working capital ratio remained constant at 1.19 in 2000 as compared to 1.20 in 1999.

There were capital expenditures for property and equipment during the fiscal year ended July 31, 2000, 1999 and 1998 totaling $48,000, $54,000 and $75,000.
No major capital expenditures are expected for fiscal 2001.

The Company had no long-term debt at July 31, 2000. The Company had $344,074 and $344,418 of advances against lines of credit at July 31, 2000 and 1999. These funds were used to fund the purchase of products for sale and to finance receivables. The Company does not anticipate the need for long-term borrowing for fiscal year 2000.

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

                                               Positions(s)
      Name                Age               with the Company

C. Wayne Prater            59       President, Chief Executive Officer
                                      and Director

J. Keith Henderson         34       Vice-President, President-Displays Division
                                      and Director

Daniel S. Gould            37       Vice-President, Secretary and Director

Brent J. Hedges            32       Vice-President, Treasurer and Director

Michele L. Gould           37       Director


Information concerning the business experience of each of the directors and executive officers of the Company is as follows:

     C. Wayne Prater is President, Chief Executive Officer and a Director of the Company. Prior to being elected President of the Company on November 1, 1999, Mr. Prater had served as a consultant to the Company since 1992. Since 1991, he has been a Director and President of PTR Capital Corporation, a private investment company which is a majority shareholder of the Company.

     J. Keith Henderson is Vice-President and a Director of the Company. He also serves as President of the Displays Unit of the Company. Since 1991, Mr. Henderson has been active in the day to day operations of the Company.

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

 Name and                                                         Common Stock
 Principal                                Other     Non-compete  Options Granted
 Position              Year    Salary  Compensation  Payments      (# Shares)

 C. Wayne Prater       2000   $77,500   $150,000(1)     -           100,000
 President and
 Chief Executive       1999      -          -           -              -
 Officer
                       1998      -          -           -              -

 Kim L. D'Albor        2000      -          -           -              -
 Former Director and
 Past President-       1999   $27,700       -        $80,000           -
 21st Century
 Professionals, Inc.   1998   $76,280       -        $80,000           -

(1) See Item 13, "Certain Relationships and Related Transactions".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth as of September 29, 2000, the shares of the Company beneficially owned by each person known to management to be the beneficial owner of more than five percent (5%) of the outstanding shares, by each officer and director, and by all officers and directors of the Company as a group:
                                                  Amount and
                                                   Nature of        Percent
Name and address of               Title of        Beneficial           of
  Beneficial Owner                 Class           Ownership         Class

Michele L. Gould                   Common            12,700           0.65%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana  70809

J. Keith Henderson                 Common           100,600           5.16%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana  70809

C. Wayne Prater                    Common         1,353,297(1)       69.40%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana  70809

Daniel S. Gould                    Common            18,000           0.92%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana 70809

Brent J. Hedges                    Common            16,700           0.86%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana 70809


All Officers and Directors         Common         1,501,297          76.99%
as a Group (5 Persons)

(1) Mr. Prater owns 110,497 shares directly; 1,206,550 shares owned indirectly which are held by PTR Capital Corporation; and 36,250 shares which are held by his wife Lucy M. Prater.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended July 31, 1999, as consideration for financial and consulting services provided to VarTech, the Company granted options to purchase 150,000 shares of the Company stock to C. Wayne Prater at an exercise price of $1.00. These options were exercised during the year ended
July 31, 1999. During the year ended July 31, 2000, the Company repurchased the 150,000 shares from the CEO and majority shareholder for $1.00 per share. These shares are held by the Company as treasury stock.

On November 1, 1999, the Board of Directors approved a Stock Option and Purchase Plan which authorized the Company's CEO and majority shareholder to grant options to employees of the Company to purchase shares of the Company's common stock. These options are granted in recognition of services performed and as an incentive for future performance and are limited to 200,000 shares per employee per year. Accordingly, options to purchase 245,000 shares of the Company's common stock were granted to five key employees (including 100,000 share options granted to the CEO and majority shareholder) during the year, at an exercise price of $1.25. If unexercised, the options are scheduled to expire on October 31, 2004.

The stock options described above were issued with exercise prices determined by the Company's Board of Directors to be equal to, or greater than, the fair value of the Company's common stock on the respective grant dates.

During the year ended July 31, 2000, the Company made advances to the CEO and majority shareholder totaling $22,500. These advances have been recorded as accounts receivable at July 31, 2000. Additionally, this shareholder was paid a consulting fee during the year ended July 31, 2000, totaling $150,000 for services performed relating to the Company's network division.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
FORM 8-K

(a) The following documents are filed as parts of this Report starting on page F1:

1.  Financial Statements

    Independent Auditors' Report
    Consolidated Balance Sheets - July 31, 2000 and 1999
    Consolidated Statements of Income (Loss) for the years ended July 31, 2000,
      1999 and 1998
    Consolidated Statements of Changes in Stockholders' Equity for the years ended July 31, 2000, 1999 and 1998
    Consolidated Statements of Cash Flows for the years ended July 31, 2000,
      1999 and 1998
    Notes to Consolidated Financial Statements

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

   10.12     Agreement of Employment-Kim D'Albor                    *

   10.13     Agreement of Employment-Brent Hedges                   *

   10.14     Agreement of Employment- Dalbert Varnell, Jr.          *

   10.15 Commercial Sublease Agreement with Wireless One, Inc. related to certain premises leased in Baton Rouge,
             Louisiana                                              *

   10.16     Stock Option Agreement                                 *

   10.17     Commercial Lease Agreement with First
             Industrial, L.P. related to certain premises leased in Baton Rouge, Louisiana

   10.18     Board of Directors Minutes on
             Authorization of Stock Options

   10.19     Sample Stock Option Grant Letter

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

                      Independent Auditors' Report



To the Board of Directors
of VarTech Systems Inc.
Baton Rouge, Louisiana


We have audited the accompanying consolidated balance sheets of VarTech Systems Inc. and subsidiaries as of July 31, 2000 and 1999, and the related statements of income (loss), changes in stockholders' equity and cash flows for the years ended July 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VarTech Systems Inc. and subsidiaries as of July 31, 2000 and 1999, and the results of their operations and cash flows for the years ended July 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.




                              /s/ Laney, Boteler & Killinger




Atlanta, Georgia
September 1, 2000

                                    F1

                   VarTech Systems Inc. and Subsidiaries

                               Balance Sheets



                                   Assets

                                                             July 31,
                                                        2000           1999
Current assets
   Cash and cash equivalents                        $   15,138    $    29,460
   Accounts receivable - trade                         500,918        487,448
   Accounts receivable - other                           2,359         74,461
   Accounts receivable - shareholder                    22,500
   Inventory                                           201,685        220,235
   Prepaid expenses                                                     5,560
   Deferred income taxes                                 8,502         44,096
                                                     ---------      ---------
      Total current assets                             751,102        861,260

Property and equipment
   Furniture and fixtures                              179,177        178,082
   Equipment                                           344,268        299,672
   Leasehold improvements                               12,145         10,306
                                                     ---------      ---------
                                                       535,590        488,060
   Less: Accumulated depreciation                      223,407        136,853
                                                     ---------      ---------
                                                       312,183        351,207
Other assets
   Deposits                                            114,988        114,988
                                                     ---------      ---------
                                                       114,988        114,988
                                                     ---------      ---------
                                                    $1,178,273     $1,327,455
                                                    ==========     ==========

See notes to consolidated financial statements

                                    F2

                  VarTech Systems Inc. and Subsidiaries

                            Balance Sheets

                   Liabilities and Stockholders' Equity

                                                            July 31,
                                                      2000             1999
Current liabilities
   Current maturities of long-term debt           $     -         $    57,269
   Notes payable - credit lines                      344,074          344,418
   Accounts payable                                  199,616          215,015
   Other accrued expenses                             90,300          100,138
                                                  ----------      -----------
       Total current liabilities                     633,990          716,840

Deferred income taxes                                 31,007           19,161
Deferred lease expense                                                 20,632
Long-term debt, less current maturities                                47,998
                                                  ----------      -----------
        Total liabilities                            664,997          804,631

Stockholders' equity
  Common stock, 100,000,000 shares,
     $.001 par authorized; 2,100,000
     shares issued; 1,950,000 and
     2,100,000 outstanding, respectively               2,100            2,100
  Capital in excess of par value                     704,761          704,761
  Treasury stock; 150,000 common stock shares       (150,000)
  Retained deficit                                   (43,585)        (184,037)
                                                 -----------       ----------
        Total stockholders' equity                   513,276          522,824
                                                 -----------       ----------
                                                 $ 1,178,273      $ 1,327,455
                                                 ===========       ==========

See notes to consolidated financial statements

                                    F3

                     VarTech Systems Inc. and Subsidiaries

                         Statements of Income (Loss)

                                          For the Years Ended July 31,
                                      2000          1999           1998
Revenues
   Hardware and software          $4,472,086     $4,143,551    $5,158,639
   Consulting services               401,640        908,298     1,373,936
   Network                         1,720,413        671,527       122,411
                                  ----------     ----------    ----------
                                   6,594,139      5,723,376     6,654,986
Cost of sales
   Hardware and software           2,063,275      2,533,098     3,849,849
   Salaries and related
      costs - Consulting             792,629        833,722       834,113
   Salaries and related
      costs - Network                503,910        257,829        42,707
                                  ----------     ----------    ----------
                                   3,359,814      3,624,649     4,726,669

Gross profit                       3,234,325      2,098,727     1,928,317

Operating expenses
   Selling expense                 1,561,171        909,263       464,203
   Administrative and general      1,556,273      1,335,239     1,296,624
                                  ----------     ----------    ----------
                                   3,117,444      2,244,502     1,760,827
Income before other
 operating income (expense)          116,881       (145,775)      167,490

Other operating income (expense)
   Interest expense                  (33,547)       (74,647)     (103,993)
   Gain(loss) on disposal of assets                  (6,500)       25,734
                                  ----------     ----------    ----------
                                     (33,547)       (81,147)      (78,259)
Income (loss) from continuing
 operations before income tax
 (provision) benefit and gain
 from release of debt                 83,334       (226,922)       89,231

Gain from release of debt            105,267           -             -
                                  ----------     ----------    ----------
Net income before income taxes       188,601       (226,922)       89,231

Income tax (provision) benefit       (48,149)        36,963       (41,524)
                                  ----------     ----------    ----------
Net income (loss)                 $  140,452     $ (189,959)   $   47,707

Basic and diluted net income
(loss) per common share           $      .07     $     (.09)   $      .02

Weighted average number of
common shares outstanding:
     Basic                         1,987,808      1,988,750     1,948,942
     Diluted                       2,018,349      1,988,750     1,948,942

See notes to consolidated financial statements

                                    F4

                     VarTech Systems Inc. and Subsidiaries

                 Statements of Changes in Stockholders' Equity
                for the Years Ended July 31, 2000, 1999 and 1998

                                   Capital in  Retained                Total
              Common Stock Issued   Excess of  Earnings  Treasury  Stockholders'
                  Shares   Amount   Par Value  (Deficit)   Stock      Equity

Balance,
July 31, 1997   1,937,300  $1,937  $ 412,485   $(41,785)     -       $ 372,637

Shares of common
 stock issued as
 compensation
 for services      12,700      13     12,687                            12,700

Net income for
 the year ended
 July 31, 1998                                   47,707                 47,707
                ---------  ------  ---------   --------  ---------   ---------
Balance,
July 31, 1998   1,950,000   1,950    425,172      5,922      -         433,044

Shares of common
 stock issued due
 to exercise of
 options          150,000     150    149,850                           150,000

Net loss for
 the year ended
 July 31, 1999                                 (189,959)              (189,959)

Gain on disposition
 of subsidiary                       129,739                           129,739
                ---------  ------  ---------   --------  ---------   ---------
Balance,
July 31, 1999   2,100,000   2,100    704,761   (184,037)     -         522,824

Purchase of
 treasury stock                                          (150,000)    (150,000)

Net income for
 the year ended
 July 31, 2000                                  140,452                140,452
                ---------  ------  ---------   --------  ---------   ---------
Balance,
July 31, 2000   2,100,000  $2,100  $ 704,761   $(43,585) $(150,000)  $ 513,276
                =========  ======  =========   ========  =========   =========












See notes to consolidated financial statements

                                    F5

                     VarTech Systems Inc. and Subsidiaries

                            Statements of Cash Flows

                                               For the Years Ended July 31,
                                                2000         1999       1998
Cash flows from operating activities
 Net income (loss)                           $ 140,452   $(189,959)  $  47,707
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization               86,554     177,789     185,039
    Services received in exchange for stock                             12,700
    (Gain) loss on disposal of assets                        6,500     (25,734)
    Gain from release of debt                 (105,267)
    Deferred income taxes                       47,440     (36,495)     25,222
    (Decrease) increase in allowance for
     doubtful accounts                                                 (15,000)
 Changes in operating assets and liabilities
  net of effects from business combinations
  and dispositions:
   Decrease (increase) in assets
    Accounts receivable                         58,632     237,080     102,323
    Inventory                                   18,550     126,621     (77,781)
    Other assets                                 5,560      (3,080)     14,187
   Increase (decrease) in liabilities
    Accounts payable                           (15,399)   (311,219)   (352,119)
    Income taxes payable                                   (16,302)    (25,540)
    Accrued expenses                            (9,838)     14,009       2,555
    Non-compete obligation                                 (90,000)   (102,904)
    Deferred lease expense                     (20,632)       (643)     21,275
                                             ---------   ---------   ---------
Net cash provided by (used in)
  operating activities                         206,052     (85,699)   (188,070)
                                             ---------   ---------   ---------

Cash flows from investing activities
  Purchase of property and equipment           (47,530)    (54,062)    (75,183)
  Net increase in deposits                                  (3,117)     (2,155)
  Net decrease (increase) in account
   & note receivable-stockholder               (22,500)                 14,202
  Proceeds from sale of
   furniture and equipment                                              68,251
  Proceeds from sale of
   subsidiary stock                                            500
                                             ---------   ---------   ---------
Net cash (used in) provided by
  investing activities                         (70,030)    (56,679)      5,115
                                             ---------   ---------   ---------

See notes to consolidated financial statements

                                    F6

                     VarTech Systems Inc. and Subsidiaries

                                              For the Years Ended July 31,
                                                 2000        1999       1998
Cash flows from financing activities
  Net (payments on) proceeds from
   lines of credit                               (344)      14,576     363,621
  Payments on stockholder loan                                         (56,057)
  Payments on notes payable                                (44,297)   (173,846)
  Purchase of treasury stock                 (150,000)
  Proceeds from issuance of common stock                   150,000
                                            ---------    ---------   ---------
Net cash (used in) provided by
  financing activities                       (150,344)     120,279     133,718
                                            ---------    ---------   ---------

Net decrease in cash and
  cash equivalents                            (14,322)     (22,099)    (49,237)
Cash and cash equivalents, beginning of year   29,460       51,559     100,796
                                            ---------    ---------   ---------
Cash and cash equivalents, end of year      $  15,138    $  29,460   $  51,559
                                            =========    =========   =========




















See notes to consolidated financial statements

                                    F7

                      VarTech Systems Inc. and Subsidiaries

                    Notes to Consolidated Financial Statements
                            July 31, 2000 and 1999

Note 1 - Summary of significant accounting policies

Organization and description of business

VarTech Systems Inc. (the "Company" or "VarTech"), was incorporated under the laws of the State of Colorado on April 5, 1988, with the issuance of 1,000,000 shares of stock at $.001 per share. In October 1989, the Company completed a public offering of its common stock by issuing 305,750 common shares and related warrants at $.10 per unit for aggregate proceeds of $30,575. In June 1990, the Company called in all Class A and B warrants for redemption. PTR Capital Corporation, a Delaware corporation, acquired control of the Company as of January 15, 1991, through the purchase of a majority of the Company's common stock.

The Company's business is the repair and refurbishment of industrial grade monitors and the manufacturing and selling of the VarTech Displays line of industrial monitors. The Company also provides computer consulting services which includes network design, installation and software application development. The Company, through a distribution agreement, markets online computer training products and other Internet related services including the development and maintenance of personal interactive webpages.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of VarTech Systems Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at July 31, 2000 or 1999.

Allowance for doubtful accounts

The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts is based on management's estimate of uncollectible accounts. At July 31, 2000 and 1999, all accounts receivable were considered collectible and no allowance has been recorded.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method of accounting for inventory. Inventories of the Company's educational product licenses are stated at the lower of cost or market, with cost being determined by using the specific identification method of accounting for inventory.

                                    F8

                      VarTech Systems Inc. and Subsidiaries

                    Notes to Consolidated Financial Statements
                            July 31, 2000 and 1999

Property, equipment and depreciation

Property and equipment are recorded at cost. Depreciation is provided using straight-line methods over the estimated useful lives of the assets. Useful lives range from five to ten years for the furniture, fixtures and equipment and ten years for the leasehold improvements. Maintenance and repairs are charged to expense as incurred. Upon sale, retirement or other disposition of these assets, the cost and accumulated depreciation are removed and any gain or loss on the disposition is included in income.

Goodwill and non-compete agreements

Goodwill arises in connection with business combinations accounted for as purchases where the purchase price exceeds the fair value of the net assets of the acquired businesses. Goodwill was amortized on a straight-line basis over a fifteen year period. The carrying value of goodwill paid in connection to a past subsidiary acquisition was written down to $0 during 1999 upon the sale of the Company's subsidiary (Note 2). The deferred cost of the non-compete agreements was being amortized on a straight-line basis over the life of the respective agreement.

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

Treasury stock

The Company uses the cost method of accounting for the aquisition or disposition of the Company's own stock.

Stock options and compensation

The Company accounts for stock options in accordance with the provisions of APB Opinion No. 25, "Accounting for stock issued to employees", and related pronouncements. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, the Company has not recognized compensation

                                    F9

                      VarTech Systems Inc. and Subsidiaries

                    Notes to Consolidated Financial Statements
                            July 31, 2000 and 1999

expense for its options granted in 1998, 1999 and 2000. The Company has adopted the disclosure provisions of FASB Statement No. 123, "Accounting for stock-based compensation". These disclosure provisions allow entities to continue to apply the provisions of APB Opinion No. 25 if accompanied by disclosure of pro forma earnings and earnings per share calculations for employee stock option grants as if the fair-value-based method defined in FASB Statement No. 123 had been applied.

Advertising and promotion

The Company expenses the production costs of advertising the first time the advertising takes place. Advertising and promotion expense totaled $12,767, $9,231 and $18,566 for the years ended July 31, 2000, 1999 and 1998, respectively.

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

Note 2 - Business combinations, acquisitions and dispositions

On June 30, 1997, the Company purchased 21St Century Professsionals, Inc., by exchange of stock valued at $100,000. The transaction, effective July 1, 1997, was accounted for under the purchase method of accounting. The excess of the purchase price, plus expenses associated with the acquisition, over the fair value of identifiable tangible and intangible assets was allocated to goodwill.

On June 30, 1997, 21St Century entered into employment agreements with its three former stockholders. Each agreement established separate base salaries as well as other provisions of employment and included certain non-compete covenants. The employment provisions were scheduled to expire on June 30, 2002. One of these former 21St Century stockholders resigned during the year ended July 31, 1998, effectively terminating his agreement. Another of the former 21St Century stockholders renegotiated his employment agreement during the year ended July 31, 1999, terminating the original agreement. Payments under the third agreement, with established monthly payments of $10,000, were suspended in April 1999 following the filing of a lawsuit by the employee against the Subsidiary and the Company as more fully described in Note 10. Amortization of the deferred costs and payments under these non-compete obligations totaled $90,000 and $102,904 for the years ended July 31, 1999 and 1998, respectively.

                                    F10

                      VarTech Systems Inc. and Subsidiaries

                    Notes to Consolidated Financial Statements
                            July 31, 2000 and 1999

On May 4, 1999, the Company sold the stock of this subsidiary for $500 plus the assumption of all the subsidiary's liabilities to a related party. At the time of sale, liabilities exceeded assets by $129,739. As a result of the nature of this transaction, the Company has reflected the gain as an increase to capital in excess of par value for the year ended July 31, 1999.

Note 3 - Deposits

Included in deposits at July 31, 2000 and 1999, is $100,000 held by an underwriter in connection with a contemplated secondary offering of the Company's securities. The deposit is being held as an advance for future expenses relating to the offering.

Note 4 - Net income per share

Basic earnings per common share are computed using the weighted average number of common shares and common equivalent shares outstanding during each year. Common share equivalents represent shares issuable upon the assumed exercise of stock options and warrants. The stock options and warrants are included in the computation using the treasury stock method if they would have a dilutive effect. Common share equivalents are not considered in calculations of per share data when their inclusion would be anti-dilutive. The composition of basic and diluted net income per common share is summarized as follows:

                                         Net        Weighted      Per
                                        Income      Average      Share
                                        (Loss)       Shares      Amount
July 31, 2000 - Net income per
     common share - basic             $140,452     1,987,808     $  .07
Effect of dilutive securities:
     Stock Options                        -           30,541        -
                                      --------     ---------     ------
July 31, 2000 - Net income per
     common share - diluted           $140,452     2,018,349     $  .07

For purposes of determining diluted earnings per share, there were no common stock equivalents at July 31, 1999 or 1998.

Note 5 - Stock options

The former stockholders of 21St Century were granted options to purchase 400,000 shares of VarTech common stock at an option price of $2.50 per share. Of these options, 40,000 expired upon the resignation of one of the three former stockholders (Note 2) during the year ended July 31, 1998. The remaining options, exercisable only if certain performance criteria of 21St Century were

                                   F11

                     VarTech Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                           July 31, 2000 and 1999

met, were effectively canceled upon the disposition of the Subsidiary during the year ended July 31, 1999. The performance criteria was not met during any of the years under the agreement.

During the year ended July 31, 1999, as consideration for financial and consulting services provided to VarTech, the Company granted options to purchase 150,000 shares of the Company stock to the CEO and majority shareholder at an exercise price of $1.00. These options were exercised during the year ended July 31, 1999.

On November 1, 1999, the Board of Directors approved a Stock Option and Purchase Plan which authorized the Company's CEO and majority shareholder to grant options to employees of the Company to purchase shares of the Company's common stock. These options are granted in recognition of services performed and as an incentive for future performance and are limited to 200,000 shares per employee per year. Accordingly, options to purchase 245,000 shares of the Company's common stock were granted to 5 key employees (including 100,000 share options granted to the CEO and majority shareholder) during the year, at an exercise price of $1.25. If unexercised, the options are scheduled to expire on October 31, 2004.

The following summarizes information about stock options outstanding and exercisable for the years ended July 31, 1998, 1999 and 2000:

                                                                   Weighted
                                       Options       Options       Average
                                     Outstanding    Exercisable     Price

Balances at July 31, 1997                400,000           -        $  -
     Canceled/Expired                     40,000           -           -
                                     -----------    -----------    --------
Balances at July 31, 1998                360,000           -           -
     Granted in 1999                     150,000        150,000       1.00
     Exercised                          (150,000)      (150,000)      1.00
     Canceled/Expired                   (360,000)          -           -
                                     -----------    -----------    --------
Balances at July 31, 1999                   -              -           -
     Granted in 2000                     245,000        245,000       1.25
                                     -----------    -----------    --------
Balances at July 31, 2000                245,000        245,000       1.25

The stock options described above were issued with exercise prices determined by the Company's Board of Directors to be equal to, or greater than, the fair value of the Company's common stock on the respective grant dates. Accordingly, no compensation expense would have been recognized under the reporting requirements of SFAS No. 123 and there would have been no effect on pro forma net income, as computed under this statement, for the periods presented.

                                    F12

                      VarTech Systems Inc. and Subsidiaries

                    Notes to Consolidated Financial Statements
                            July 31, 2000 and 1999

Note 6 - Treasury stock

During the year ended July 31, 2000, the Company repurchased 150,000 shares of common stock from the CEO and majority shareholder for $1.00 per share.

Note 7 - Notes payable-credit lines

Notes payable credit lines consisted of the following at July 31, 2000 and 1999:

                                                            2000        1999
                                                         ---------   ---------
Draws against a $50,000 credit line payable
to a bank with interest at prime rate +2.0%
(11.50% at July 31, 2000).  The credit line is
renewable annually and has a current maturity
of March 19, 2001.  The loan is secured by a
guarantee from a stockholder.                            $  48,957   $  45,401

Draws against a $250,000 demand credit line payable to
a bank with interest at prime plus .5% (10.00% at
July 31, 2000).  The maturity date of August 3, 2000,
has subsequently been extended until August 3, 2001,
by a renewal of the credit line for an additional year.
This credit line is secured by the Company's cash
accounts with the bank and the personal guarantee of a
stockholder.                                               250,000     250,000

Draws against a $50,000 unsecured credit
line payable on demand with monthly
interest payments at 12.00%.                                45,117      49,017
                                                         ---------   ---------
                                                         $ 344,074   $ 344,418

Note 8 - Long-term debt and gain on release of debt

Upon execution of the sub-lease agreement specified in Note 10, the Company agreed, in addition to the monthly rent, to make payments to the sub-lessor in connection with the purchase of furniture and equipment at the Company's office and warehouse space located in Baton Rouge, Louisiana. The unsecured obligation was payable in monthly installments of $5,000, including imputed interest at 9%, through May 1, 2001. The balance of this obligation totaled $105,267 at July 31, 1999. During the year ended July 31, 2000, the sub-lessor filed for bankruptcy and negotiated a lease cancellation agreement with the landlord effectively terminating the payment arrangement between the Company and sub-lessor. As a result, the Company recognized a gain from the release of this debt in the amount of $105,267.

                                    F13

                      VarTech Systems Inc. and Subsidiaries

                    Notes to Consolidated Financial Statements
                             July 31, 2000 and 1999

Note 9 - Other related party transactions

During the year ended July 31, 2000, the Company made advances to the CEO and majority shareholder totaling $22,500. These advances have been recorded as accounts receivable at July 31, 2000. Additionally, this shareholder was paid a consulting fee during the year ended July 31, 2000, totaling $150,000 for services performed relating to the Company's network division.

Note 10 - Commitments and contingencies

Legal proceedings

As mentioned in Note 2, a former employee and past president of 21St Century (and also a current stockholder of the Company) filed a lawsuit against 21St Century, the Company and the majority stockholder of the Company during the year ended July 31, 1999. The past employee asserts that he is entitled to enforce the payments due to him under the non-competition agreement contained in the agreement of employment as outlined in Note 2. Although no dollar amount has been specified, the past employee seeks damages estimated by management and legal counsel at $1,150,000 stemming from the non-payment of a portion of his salary and the remaining scheduled non-compete payments. The suit is currently in preliminary discovery and legal counsel for the Company has estimated, in their opinion at this stage of the lawsuit, the probable outcome to be that the Company will have no liability under the lawsuit. Accordingly, no accrual has been made in the financial statements at July 31, 2000 or 1999.

Operating leases

Beginning September 1997, the Company leased its office and warehouse under a sub-lease scheduled to expire August 2002 (Note 8). Due to the declining financial position of the sub-lessor, the Company suspended all lease payments due under the sub-lease from the period beginning August 1999 through November 1999, at which approximate date, the Company was released from obligation under this lease. The Company negotiated a new lease directly with the landlord. The following summarizes the Company's current obligations under long-term leases at July 31, 2000:
                           Baton Rouge      Baton Rouge        Pennsylvania
                         Office & Shop        Warehouse       Office & Shop

Date of lease                  10/7/99         11/13/97              7/9/99
Lease term begins              12/1/99           5/1/98             8/16/99
Lease term ends               11/30/04          4/30/03             8/30/02
Renewal option                    None        1@5 years                None
Contingent rents                    No               No                  No
Initial rent                   $10,169           $4,690              $5,000
Escalation:              5/01 - 10,497               No                  No
                         9/02 - 10,694

                                     F14

                      VarTech Systems Inc. and Subsidiaries

                    Notes to Consolidated Financial Statements
                            July 31, 2000 and 1999

Rent paid or accrued under these leases, the former sub-lease and other short-term office space leases including common maintenance charges associated with each lease during the years ended July 31, 2000, 1999 and 1998 totaled $255,950, $236,958 and $166,831, respectively.

In accordance with Financial Accounting Standard Board's Statement # 13 regarding operating leases having initial or remaining non-cancelable lease terms in excess of one year, the accompanying financial statements reflect rental expense on a straight-line basis over the term of the respective leases. This straight-line rent adjustment resulted in additions or (reductions) to rent expense of $(20,632), $(643), and $21,275 for the years ended
July 31, 2000, 1999 and 1998, respectively.

Future minimum payments, by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more consist of the following at July 31, 2000:

                 Year Ending July 31,                    Amount

                       2001                            $ 239,295
                       2002                              242,247
                       2003                              189,413
                       2004                              170,539
                       2005                               42,777
                                                       ---------
                       Total                           $ 884,271

Note 11 - Pension plans

21St Century adopted a simplified employee pension plan. Under the plan, all employees who were at least twenty years of age and had provided services within one of the last five years were eligible to participate. Under this plan, 21ST Century could make discretionary matching contributions to the plan. 21St Century made no matching contributions to the plan for the year ended
July 31, 1998 or through the date 21St Century was sold (Note 2).

Effective April 1, 1999, the Company adopted a 401(k) retirement plan for its employess. Under the current plan, employees may participate upon obtaining the age of 21 and completing one year of service with the Company. The Company can make discretionary matching contributions to the plan. The Company made no matching contributions to the plan for the years ended July 31, 2000 or 1999.

Note 12 - Warranties

The company established a warranty program that generally provides for repair, replacement or full refund on all equipment sales for a period of one hundred-twenty (120) days from the date of sale. No significant warranty claims were

                                    F15

                     VarTech Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                           July 31, 2000 and 1999

filed during these years and, at July 31, 2000 and 1999, no significant warranty claims were pending.

Note 13 - Supplemental disclosure of cash flow information

During the year ended July 31, 1998, the Company issued 12,700 shares of common stock in exchange for services provided to the Company. The fair market value of the 12,700 common shares was $12,700.

During the year ended July 31, 1998, the Company recorded deferred costs and an obligation totaling $1,282,904 relating to non-compete agreements of certain employees (Note 2).

Cash paid for interest during the years ended July 31, 2000, 1999 and 1998 totaled $38,779, $36,520 and $106,343, respectively.

Income taxes paid during the years ended July 31, 2000, 1999 and 1998 totaled $0, $13,066 and $41,842, respectively.

Note 14 - Income taxes

The components of the income tax provision or (benefit) consisted of the following:

                                                    Year ended July 31,
                                                2000       1999       1998
Current:
   Federal                                   $    709    $  -       $12,983
   State                                         -          -         3,319
                                             --------    -------    -------
                                                  709       -        16,302

Deferred:
   Federal                                     43,723    (35,238)    20,338
   State                                        3,717     (1,725)     4,884
                                             --------    -------    -------
                                               47,440    (36,963)    25,222

Total income tax provision (benefit)          $48,149   $(36,963)   $41,524

Deferred income taxes are provided to reflect temporary differences between financial and income tax reporting. Deferred assets and liabilities resulting from these temporary taxable or deductible differences are summarized by related tax effect as follows at July 31, 2000 and 1999:

                                    F16

                     VarTech Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                           July 31, 2000 and 1999

                                                        2000       1999

Deferred tax asset/(liability)
  Net operating loss carry forwards                  $  5,814   $ 41,408
  Charitable contribution deduction carryforward        2,688      2,688
                                                     --------   --------
   Total - deferred tax asset                           8,502     44,096

  Property and equipment                              (31,007)   (19,161)
                                                     --------   --------
   Total - deferred tax liability                     (31,007)   (19,161)

  Net - deferred tax asset/(liability)               $(22,505)  $ 24,935

The provision (benefit) for income taxes for the years ended July 31, 2000, 1999 and 1998, varies from the amount determined by applying the Federal statutory rate of 34% to pretax income as a result of the following:

                                                       2000      1999     1998

Income tax expense at Federal statutory rate of 34%  $64,124  $   -     $30,339
  Effect of graduated rates on Federal income tax       (897)     -     (11,749)
  Benefit of net operating losses                    (14,377)  (34,954)   1,070
  Property and equipment                                -       (1,540)  11,093
  Other                                                 (701)     (469)  10,771
                                                     -------  --------  -------
Actual income tax provision (benefit)                $48,149  $(36,963) $41,524

At July 31, 2000, the Company has a net State operating loss carry forward of approximately $96,908 which is available to offset future income taxed by the State of Louisiana. If not used, the loss carry forward expires July 31, 2020.

Note 15 - Fair values of financial instruments

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

                                   F17

                    VarTech Systems Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
                          July 31, 2000 and 1999

The cost and estimated fair values of the Company's financial instruments at July 31, 2000 and 1999, are as follows:
                                                 Carrying        Fair
                                                  Amount         Value
                                                     July 31, 2000
Financial assets:
  Cash and cash equivalents                     $  15,138    $  15,138
Financial liabilities:
  Short-term debt                               $ 344,074    $ 344,074

                                                     July 31, 1999
Financial assets:
  Cash and cash equivalents                     $  29,640    $  29,640
Financial liabilities:
  Short-term debt                               $ 401,687    $ 401,687
  Long-term debt                                $  47,998    $  47,998

Note 16 - Segment Information

The Company has adopted the disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for additional disclosure about operating segments for annual financial statements. This standard requires financial and descriptive information be disclosed for segments whose operating results are reviewed by the chief executve officer for decisions on resource allocation. As such, the Company has three reportable segments: i) Display segment - repair and refurbishment of industrial grade monitors and manufacturing and selling of the VarTech Displays line of industrial monitors; ii) Solution integration segment - computer consulting services which includes network design, installation and software application development; iii) Network segment - markets online computer training products and other Internet related services including the development and maintenance of personal interactive webpages.

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

                                    F18

                     VarTech Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                           July 31, 2000 and 1999

The following provides information with respect to the performance of each of the Company's operating segments:

                             Display     Solutions     Network     Total
July 31, 2000:
Hardware and software     $4,146,953    $  325,133  $     -     $4,472,086
Consulting services             -          401,640        -        401,640
Network                         -             -      1,720,413   1,720,413
                          ----------    ----------  ----------  ----------
  Total revenues           4,146,953       726,773   1,720,413   6,594,139

Segment income (loss)     $1,184,841    $  (26,947) $  515,259  $1,673,153

Segment assets            $  949,291    $   16,063  $   79,558  $1,044,912

July 31, 1999:
Hardware and software     $2,884,664    $1,258,887  $     -     $4,143,551
Consulting services             -          908,298        -        908,298
Network                         -             -        671,527     671,527
                          ----------    ----------    --------  ----------
  Total revenues          $2,884,664    $2,167,185  $  671,527  $5,723,376

Segment income            $  626,263    $  353,722    $ 92,246  $1,072,231

Segment assets            $  892,685    $   61,073    $229,600  $1,183,359

The following schedule reconciles amounts shown above for the segments to the consolidated amounts presented in the Company's financial statements:

                                                          2000         1999
Revenues:
Total revenues for reportable segments                $6,594,139   $5,723,376
Unallocated amounts:
 Eliminations and other                                     -            -
                                                      ----------   ----------
Total consolidated revenues                           $6,594,139   $5,723,376

Income (loss) before income taxes:
Total profit from reportable segments                 $1,673,153   $1,072,231
Unallocated amounts:
 Gain from release of debt                               105,267         -
 Administrative and general expenses                  (1,556,273)  (1,335,239)
 Income tax (provision) benefit                          (48,149)      36,963
 Eliminations and other                                  (33,546)      36,086
                                                      ----------   ----------
Net income (loss)                                     $  140,452   $ (189,959)

                                    F19

                     VarTech Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                           July 31, 2000 and 1999

                                                          2000         1999
Assets:
Total assets for reportable segments                  $1,044,912   $1,183,359
Unallocated amounts:
 Accounts receivable - other                               2,359         -
 Accounts receivable - shareholder                        22,500         -
 Underwriter deposit                                     100,000      100,000
 Deferred taxes                                            8,502       44,096
                                                      ----------   ----------
Total consolidated assets                             $1,178,273   $1,327,455

Note 17 - Accrued expenses

Accrued expenses consisted of the following at July 31, 2000 and 1999:

                                                 2000         1999

Accrued salary and commissions payable        $ 75,109     $ 62,470
Accrued interest payable                          -           5,214
Accrued rent                                      -           9,579
Income taxes payable                               709         -
Other accrued expenses                          14,482       22,875
                                              --------     --------
                                              $ 90,300     $100,138
















                                    F20

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 27th day of October 2000.


                             VARTECH SYSTEMS INC.
                                (Registrant)



                              By:   /s/    C. Wayne Prater
                              _____________________________________
                              C. Wayne Prater, President and Chief
                                                  Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of October 2000.


          Signature                              Title

 signed C. Wayne Prater             President, Chief Executive Officer
C. Wayne Prater                       and Director

 signed J. Keith Henderson          Vice-President, President-Displays Division
J. Keith Henderson                    and Director

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
Michele L. Gould

                              EXHIBIT INDEX

EXHIBIT                                          METHOD OF FILING
------------                                -----------------------------

 10.17  Commercial Lease Agreement
        with First Industrial, L.P.         Filed herewith electronically

 10.18  Board of Directors Minutes
        on Authorization of Stock
        Options                             Filed herewith electronically

 10.19  Sample Stock Option
        Grant Letter                        Filed herewith electronically

 27.    Financial Data Schedule             Filed herewith electronically