Form 10-Q
period 2000-10-31
VARTECH SYSTEMS INC
filed 2000-12-14
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter October 31, 2000

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

1,950,000 shares of common stock, $.001 par value, (the issuer's only class of common stock), were outstanding as of December 8, 2000.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   VarTech Systems Inc. and Subsidiaries

                              Balance Sheets

                                              October 31,        July 31,
                                                 2000              2000
                                               Unaudited         Audited
                                             ------------     ------------
ASSETS
Current Assets
  Cash and cash equivalents                   $     7,951      $    15,138
  Accounts receivable - trade                     660,313          500,918
  Accounts receivable - other                       4,869            2,359
  Accounts receivable - shareholder                51,000           22,500
  Inventory                                       357,286          201,685
  Deferred income taxes                             7,048            8,502
                                             ------------     ------------
     Total current assets                       1,088,467          751,102

Furniture and equipment                           545,205          523,445
Leasehold improvements                             12,145           12,145
Less:  Accumulated depreciation                  (245,357)        (223,407)

Deposits                                          114,988          114,988
                                             ------------     ------------
    Total assets                              $ 1,515,448      $ 1,178,273
                                             ============     ============

                  VarTech Systems Inc. and Subsidiaries

                              Balance Sheets

                                              October 31,         July 31,
                                                  2000              2000
                                               Unaudited          Audited
                                             ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable - credit lines                $   494,819       $   344,074
  Accounts payable                                290,389           199,616
  Other accrued expenses                          118,027            90,300
                                             ------------      ------------
     Total current liabilities                    903,235           633,990

Deferred income taxes                              34,455            31,007
                                             ------------      ------------
    Total liabilities                             937,690           664,997

Common stock, 100,000,000 shares,
  $.001 par authorized; 2,100,000
  shares issued; 1,950,000 shares
  outstanding                                       2,100             2,100
Capital in excess of par value                    704,761           704,761
Treasury stock; 150,000 common stock shares      (150,000)         (150,000)
Retained earnings (deficit)                        20,897           (43,585)
                                             ------------      ------------
Total stockholders' equity                        577,758           513,276

Total liabilities and stockholders' equity    $ 1,515,448       $ 1,178,273
                                             ============      ============

                VarTech Systems Inc. and Subsidiaries

                         Statements of Income
                              (Unaudited)

                                          Quarter Ended
                                           October 31,
                                       2000         1999
                                    ----------   ----------
Sales                               $1,667,223   $1,654,290
Cost of sales                          872,646      911,312
                                    ----------   ----------
Gross profit                           794,577      742,978

Expenses                               694,062      677,712
                                    ----------   ----------
Net income before income taxes         100,515       65,266

Income taxes                            36,033
                                    ----------   ----------
Net income                          $   64,482   $   65,266

Basic and diluted net income
per common share                    $     .03    $     .03

Weighted average number of
common shares outstanding:
   Basic                             1,950,000    2,100,000
   Diluted                           1,990,833    2,100,000

                VarTech Systems Inc. and Subsidiaries

                       Statements of Cash Flows
                              (Unaudited)

                                             Quarter Ended
                                              October 31,
                                            2000        1999
                                         ---------   ---------

Cash flows from operating activities
  Net income                             $  64,482   $  65,266
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
     Depreciation                           21,950      15,000
     Deferred income taxes                   4,902
  Changes in operating assets
   and liabilities:
    Decrease (increase) in assets
     Accounts receivable                  (161,905)   (129,074)
     Inventory                            (155,600)     48,798
     Other assets                                        3,910
    Increase (decrease) in liabilities
     Accounts payable                       90,772     (29,934)
     Accrued expenses                       27,727       9,147
     Deferred revenue                                   25,000
                                         ---------   ---------
Net cash provided by (used in)
  operating activities                    (107,672)      8,113
                                         ---------   ---------
Cash flows from investing activities
  Purchase of property and
   equipment                               (21,760)    (18,558)
  Net increase in account
   receivable - shareholder                (28,500)
                                         ---------   ---------
Net cash (used in) provided by
  investing activities                     (50,260)    (18,558)
                                         ---------   ---------
Cash flows from financing activities
  Net proceeds from (payments on)
   lines of credit                         150,745      (4,559)
                                         ---------   ---------
Net decrease in cash and cash
  equivalents                               (7,187)    (15,004)

Cash and cash equivalents,
  beginning of period                       15,138      29,460
                                         ---------   ---------
Cash and cash equivalents,
  end of period                          $   7,951    $ 14,456
                                         =========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


THREE MONTHS ENDED OCTOBER 31, 2000
COMPARED TO OCTOBER 31, 1999

The Company's revenues increased by 1% to $1,667,223 in the first quarter ended October 31, 2000 as compared to $1,654,290 in the first quarter of the prior year.

Gross profit of $794,577 for the first quarter ended October 31, 2000 represented 47% of sales as compared to $742,978 which represented 45% of sales in the same period ended October 31, 1999.

The Company's net income before income taxes in the first quarter was $100,515 as compared to before tax net income of $65,266 in the same period last year. The increase in net income was a result of the Company refocusing its business into higher margin display systems and online training away from low margin personal computer products.


LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit totaling $600,000 which it uses for short-term borrowing to acquire inventory and finance accounts receivable.
On October 31, 2000, the outstanding balance on these lines was $494,819.
The lines of credit and its current assets of $1,088,467 are deemed sufficient to fund operations for the next twelve months. As of October 31, 2000, the Company had $105,181 available under the lines of credit.

VARTECH SYSTEMS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
OCTOBER 31, 2000

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

PART II.  OTHER INFORMATION


ITEM 1 THROUGH 3.

NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


ITEM 5.  OTHER INFORMATION

NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      NONE

(b)      NONE


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARTECH SYSTEMS INC.
(Registrant)

DATE:  December 8, 2000

                                       C. Wayne Prater
                                       President and Chief Executive Officer

                                       signed/s/ C. Wayne Prater

EXHIBIT INDEX

EXHIBIT                                      METHOD OF FILING
----------                             ------------------------------
27.  Financial Data Schedule           Filed herewith electronically