Form 10-Q
period 2001-01-31
VARTECH SYSTEMS INC
filed 2001-03-15
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter January 31, 2001

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

1,950,000 shares of common stock, $.001 par value, (the issuer's only class of common stock), were outstanding as of March 9, 2001.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   VarTech Systems Inc. and Subsidiaries

                             Balance Sheets

                                              January 31,          July 31,
                                                  2001               2000
                                               Unaudited           Audited
                                             ------------      ------------
ASSETS
Current Assets
  Cash and cash equivalents                   $    13,652       $    15,138
  Accounts receivable - trade                     752,134           500,918
  Accounts receivable - other                       1,801             2,359
  Accounts receivable - shareholder                53,290            22,500
  Inventory                                       362,368           201,685
  Prepaid expenses                                  2,596
  Deferred income taxes                             5,595             8,502
                                             ------------      ------------
     Total current assets                       1,191,436           751,102

Furniture and equipment                           524,934           523,445
Leasehold improvements                             12,145            12,145
Less:  Accumulated depreciation                  (267,307)         (223,407)

Deposits                                          114,988           114,988
                                             ------------      ------------
    Total assets                              $ 1,576,196       $ 1,178,273
                                             ============      ============

                   VarTech Systems Inc. and Subsidiaries

                              Balance Sheets

                                              January 31,          July 31,
                                                  2001               2000
                                               Unaudited           Audited
                                             ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable - credit lines                $   442,432       $   344,074
  Accounts payable                                299,388           199,616
  Other accrued expenses                          149,267            90,300
                                             ------------      ------------
     Total current liabilities                    891,087           633,990

Deferred income taxes                              37,903            31,007
                                             ------------      ------------
    Total liabilities                             928,990           664,997

Common stock, 100,000,000 shares,
  $.001 par authorized; 2,100,000
  shares issued; 1,950,000 shares
  outstanding                                       2,100             2,100
Capital in excess of par value                    704,761           704,761
Treasury stock; 150,000 common stock shares      (150,000)         (150,000)
Retained earnings (deficit)                        90,345           (43,585)
                                             ------------      ------------
Total stockholders' equity                        647,206           513,276

Total liabilities and stockholders' equity    $ 1,576,196       $ 1,178,273
                                             ============      ============

                    VarTech Systems Inc. and Subsidiaries

                           Statements of Income
                                (Unaudited)

                              Quarter Ended             Six Months Ended
                                January 31,                 January 31,
                            2001         2000           2001         2000
                         ----------   ----------     ----------   ----------
Sales                    $1,577,822   $1,762,310     $3,245,045   $3,416,599
Cost of sales               842,429      991,836      1,715,075    1,903,148
                         ----------   ----------     ----------   ----------
Gross profit                735,393      770,474      1,529,970    1,513,451

Operating expenses          630,725      796,758      1,324,787    1,474,470
                         ----------   ----------     ----------   ----------
Income (loss) from
 continuing operations      104,668      (26,284)       205,183       38,981

Gain from settlement
 of debt                                 105,267                     105,267
                         ----------   ----------     ----------   ----------
Net income before
 income taxes               104,668       78,983        205,183      144,248

Income taxes                 35,221                      71,254
                         ----------   ----------     ----------   ----------
Net income               $   69,447   $   78,983     $  133,929   $  144,248

Basic and diluted net
income per common share  $     .04    $     .04      $     .07    $     .07

Weighted average number
of common shares
outstanding:
   Basic                  1,950,000    2,100,000      1,950,000    2,100,000
   Diluted                1,990,833    2,100,000      1,990,833    2,100,000

                    VarTech Systems Inc. and Subsidiaries

                          Statements of Cash Flows
                                 (Unaudited)

                                         Quarter Ended      Six Months Ended
                                          January 31,          January 31,
                                       2001       2000       2001       2000
                                    ---------  ---------  ---------  ---------
Cash flows from operating activities
  Net income                        $  69,447  $  78,983  $ 133,929  $ 144,248
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
     Depreciation                      21,950     15,450     43,900     30,450
     Gain from settlement of debt               (105,267)             (105,267)
     Deferred income taxes              4,901                 9,803
  Changes in operating assets
   and liabilities:
    Decrease (increase) in assets
     Accounts receivable              (88,752)    31,469   (250,657)   (97,605)
     Inventory                         (5,082)     2,862   (160,683)    51,661
     Other assets                      (2,596)   (61,883)    (2,596)   (57,973)
    Increase (decrease) in
    liabilities
     Accounts payable                   9,000     31,291     99,773      1,358
     Accrued expenses                  31,240    (12,034)    58,967     (2,888)
     Deferred revenue                            (25,000)
     Deferred lease expense                         (322)                 (322)
                                    ---------  ---------  ---------  ---------
Net cash provided by (used in)
  operating activities                 40,108    (44,451)   (67,564)   (36,338)
                                    ---------  ---------  ---------  ---------
Cash flows from investing activities
  Purchase of property and
   equipment                                        (950)   (21,760)   (19,508)
  Net increase in account
   receivable - shareholder            (2,290)              (30,790)
  Proceeds from sale of furniture      20,270                20,270
   and equipment
                                    ---------  ---------  ---------  ---------
Net cash provided by (used in)
  investing activities                 17,980       (950)   (32,280)   (19,508)
                                    ---------  ---------  ---------  ---------
Cash flows from financing activities
  Net (payments on) proceeds from
   lines of credit                    (52,387)     6,051     98,358      1,492
  Net increase in stockholder loan                61,883                61,883
                                    ---------  ---------  ---------  ---------
Net cash (used in) provided by
  financing activities                (52,387)    67,934     98,358     63,375
                                    ---------  ---------  ---------  ---------
Net increase (decrease) in cash
  and cash equivalents                  5,701     22,533     (1,486)     7,529

Cash and cash equivalents,
  beginning of period                   7,951     14,456     15,138     29,460
                                    ---------  ---------  ---------  ---------
Cash and cash equivalents,
  end of period                     $  13,652  $  36,989  $  13,652  $  36,989
                                    =========  =========  =========  =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


THREE MONTHS ENDED JANUARY 31, 2001
COMPARED TO JANUARY 31, 2000

The Company's revenues decreased by 10.5% to $1,577,822 in the second quarter of fiscal 2001 as compared to $1,762,310 in the second quarter of fiscal 2000. The Company decided during the first quarter of fiscal 2001 to continue to reduce its sales in the solutions and integration unit due to the lack of qualified technical personnel available in its market area. The Company will continue to operate this unit for a few select customers and for inhouse support.

Additionally, the Company's network division is generating revenue at a rate of approximately 50% of last fiscal year's volume. This results from a concentration and consolidation in this division to primarily the Ireland and United Kingdom markets. For the foreseeable future, the Company's focus for this division will continue to be in these areas.

During the second quarter of fiscal 2001, the Company's displays division continued delivering its new product line which has increased sales over 40% in the first six months of fiscal 2001. The Company continues to see significant progress in this area with it being the Company's primary focus for the future, representing over 80% of its sales volume.

Gross profit of $735,393 for the second quarter ended January 31, 2001 represented 46.6% of sales as compared to $770,474 which represented 43.7% of sales in the same period ended January 31, 2000.

The Company's income from continuing operations for the second quarter ended January 31, 2001 was $104,668 as compared to a loss of $26,284 in the same period last fiscal year. This was due to greater profit margins and a reduction in operating expenses as a percentage of sales.


SIX MONTHS ENDED JANUARY 31, 2001
COMPARED TO JANUARY 31, 2000

The Company's revenues were $3,245,045 for the six months ended
January 31, 2001 as compared to $3,416,599 for the six months ended January 31, 2000.

Gross profit of $1,529,970 for the six months ending January 31, 2001 represented 47.1% of sales as compared to $1,513,451 which represented 44.3% of sales in the same period ended January 31, 2000.

The Company's net income before income taxes for the six months ending January 31, 2001 was $205,183 as compared to $144,248 in the same period last fiscal year with last year's income including a one-time gain of $105,267.


LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit totaling $550,000 which it uses for short-term borrowing to acquire inventory and finance accounts receivable. On
January 31, 2001, the outstanding balance on these lines was $442,432. The lines of credit and current assets of $1,191,436 are deemed sufficient to fund operations for the next twelve months. As of January 31, 2001, the Company had $107,568 available under the lines of credit.

VARTECH SYSTEMS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JANUARY 31, 2001

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

DATE:  March 9, 2001

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