Form 10-Q
period 2001-04-30
VARTECH SYSTEMS INC
filed 2001-06-13
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter April 30, 2001

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

1,950,000 shares of common stock, $.001 par value, (the issuer's only class of common stock), were outstanding as of June 8, 2001.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   VarTech Systems Inc. and Subsidiaries

                              Balance Sheets

                                               April 30,         July 31,
                                                 2001              2000
                                               Unaudited         Audited
                                             ------------     ------------
ASSETS
Current Assets
  Cash and cash equivalents                   $    46,567      $    15,138
  Accounts receivable - trade                     857,867          500,918
  Accounts receivable - other                       2,226            2,359
  Accounts receivable - shareholder                53,290           22,500
  Inventory                                       344,911          201,685
  Prepaid expenses                                    986
  Deferred income taxes                             4,141            8,502
                                             ------------     ------------
     Total current assets                       1,309,988          751,102
                                             ------------     ------------

Furniture and equipment                           524,934          523,445
Leasehold improvements                             12,145           12,145
Less:  Accumulated depreciation                  (287,873)        (223,407)
                                             ------------     ------------
                                                  249,206          312,183
                                             ------------     ------------

Deposits                                           14,988          114,988
                                             ------------     ------------

    Total assets                              $ 1,574,182      $ 1,178,273
                                             ============     ============

                    VarTech Systems Inc. and Subsidiaries

                              Balance Sheets

                                               April 30,         July 31,
                                                 2001              2000
                                               Unaudited         Audited
                                             ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable - credit lines                $   389,810      $   344,074
  Accounts payable                                354,885          199,616
  Other accrued expenses                          147,359           90,300
                                             ------------     ------------
     Total current liabilities                    892,054          633,990

Deferred income taxes                              41,351           31,007
                                             ------------     ------------
    Total liabilities                             933,405          664,997
                                             ------------     ------------

Common stock - 100,000,000 shares,
  $.001 par authorized; 2,100,000
  shares issued; 1,950,000 shares
  outstanding                                       2,100            2,100
Capital in excess of par value                    704,761          704,761
Treasury stock; 150,000 common stock shares      (150,000)        (150,000)
Retained earnings (deficit)                        83,916          (43,585)
                                             ------------     ------------
Total stockholders' equity                        640,777          513,276
                                             ------------     ------------

Total liabilities and stockholders' equity    $ 1,574,182      $ 1,178,273
                                             ============     ============

                    VarTech Systems Inc. and Subsidiaries

                             Statements of Income
                                  (Unaudited)

                                Quarter Ended            Nine Months Ended
                                  April 30,                  April 30,
                             2001         2000           2001         2000
                          ----------   ----------     ----------   ----------
Sales                     $1,831,948   $1,695,038     $5,076,992   $5,111,637
Cost of sales              1,114,651      955,646      2,829,726    2,858,794
                          ----------   ----------     ----------   ----------
Gross profit                 717,297      739,392      2,247,266    2,252,843

Operating expenses           720,469      686,794      2,045,256    2,161,264
                          ----------   ----------     ----------   ----------
(Loss) income from
 continuing operations        (3,172)      52,598        202,010       91,579

Gain from settlement
 of debt                                                              105,267
                          ----------   ----------     ----------   ----------
Net income before
 income taxes                 (3,172)      52,598        202,010      196,846

Income taxes                   3,256                      74,509
                          ----------   ----------     ----------   ----------
Net income (loss)         $   (6,428)  $   52,598     $  127,501   $  196,846

Basic and diluted net
income per common share         .00          .03            .06          .10

Weighted average number
of common shares
outstanding:
   Basic                   1,950,000    1,950,000      1,950,000    1,950,000
   Diluted                 1,990,833    1,988,750      1,990,833    1,988,750

                    VarTech Systems Inc. and Subsidiaries

                           Statements of Cash Flows
                                 (Unaudited)

                                        Quarter Ended       Nine Months Ended
                                          April 30,             April 30,
                                       2001       2000       2001       2000
                                    ---------  ---------  ---------  ---------
Cash flows from operating activities
  Net Income                        $  (6,428) $  52,598  $ 127,501  $ 196,846
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
     Depreciation                      20,566      6,750     64,466     37,200
     Gain from settlement of debt                                     (105,267)
     Deferred income taxes              4,901                14,707
  Changes in operating assets
   and liabilities:
    Decrease (increase) in assets
     Accounts receivable             (106,158)   122,431   (356,816)    24,826
     Inventory                         17,457    (53,162)  (143,226)    (1,501)
     Other assets                     101,610     63,533     99,014      5,560
    Increase (decrease) in
    liabilities
     Accounts payable                  55,497     80,493    155,269     81,851
     Accrued expenses                  (1,908)     2,404     57,058       (484)
     Deferred lease expense                         (161)                 (483)
                                    ---------  ---------  ---------  ---------
Net cash provided by (used in)
  operating activities                 85,537    274,886     17,973    238,548
                                    ---------  ---------  ---------  ---------
Cash flows from investing activities
  Purchase of furniture and
   equipment                                                (21,760)   (19,508)
  Net increase in account
   receivable - shareholder                      (95,602)   (30,790)   (95,602)
  Proceeds from sale of furniture
   and equipment                                             20,270
                                    ---------  ---------  ---------  ---------
Net cash (used in) provided by
  investing activities                           (95,602)   (32,280)  (115,110)
                                    ---------  ---------  ---------  ---------
Cash flows from financing activities
  Net (payments on) proceeds from
   lines of credit                    (52,622)      (538)    45,736        954
  Payments on stockholder loan                   (61,883)
  Purchase of treasury stock                    (150,000)             (150,000)
                                    ---------  ---------  ---------  ---------
Net cash (used in) provided by
  financing activities                (52,622)  (212,421)    45,736   (149,046)
                                    ---------  ---------  ---------  ---------

Net increase (decrease) in cash
  and cash equivalents                 32,915    (33,137)    31,429    (25,608)

Cash and cash equivalents,
  beginning of period                  13,652     36,989     15,138     29,460
                                    ---------  ---------  ---------  ---------
Cash and cash equivalents,
  end of period                     $  46,567  $   3,852  $  46,567  $   3,852
                                    =========  =========  =========  =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


THREE MONTHS ENDED APRIL 30, 2001
COMPARED TO APRIL 30, 2000

The Company's revenues increased to $1,831,948 in the third quarter of fiscal 2001 as compared to $1,695,038 in the third quarter of fiscal 2000. This revenue increase is due to additions to the Company's sales team and effective marketing of its new product lines.

Gross profit of $717,297 for the third quarter ended April 30, 2001 represented 39.2% of sales as compared to $739,392 which represented 43.6% of sales in the same period ended April 30, 2000. The decrease in profit margin is due to a higher percentage of market driven new product and flat panel sales which have lower margins than remanufactured and repair sales.

The Company's pretax operating loss in the third quarter of fiscal 2001 was $3,172 as compared to operating income of $52,598 in the same period of fiscal 2000. The loss for the third quarter of fiscal 2001 includes a $100,000 charge for outside consultant financial planning and advisory services.


NINE MONTHS ENDED APRIL 30, 2001
COMPARED TO APRIL 30, 2000

The Company's revenues were $5,076,992 for the nine months ended
April 30, 2001 as compared to $5,111,637 for the nine months ended
April 30, 2000.

Gross profit of $2,247,266 for the nine months ended April 30, 2001 represented 44.2% of sales as compared to $2,252,843 which represented 44.1% of sales in the same period ended April 30, 2000.

The Company's net income before income taxes for the nine months ended April 30, 2001 was $202,010 as compared to income of $196,846 for the same period of the previous year, which included a gain of $105,267 from a settlement of debt in fiscal 2000. Pretax net income for the nine months ended April 30, 2001 reflects a $100,000 charge for outside consultant financial planning and advisory services.


LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit totaling $600,000 which it uses for short-term borrowing to acquire inventory and finance accounts receivable.
On April 30, 2001, the outstanding balance on these lines was $389,810. The lines of credit and its current assets of $1,309,988 are deemed sufficient to fund operations for the next twelve months. As of April 30, 2001, the Company had $210,190 available under the lines of credit.

VARTECH SYSTEMS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
APRIL 30, 2001

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

DATE:  June 8, 2001

                                   C. Wayne Prater
                                   President and Chief Executive Officer

                                   signed/s/ C. Wayne Prater