Form 10-K
period 2001-07-31
VARTECH SYSTEMS INC
filed 2001-10-25
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549

                                       FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT  OF 1934
                         For the fiscal year ended July 31, 2001

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

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of October 1, 2001 was $404,900. On such date, the average of the bid and asked prices of the common stock was $.87 per share. The registrant had 1,950,000 shares of common stock, $.001 par value, outstanding as of October 1, 2001.

PART I


ITEM 1.  BUSINESS

Introduction and History

Vartech Systems Inc., formerly known as Richmond Capital Corporation, ("the Company") was incorporated under the laws of the State of Colorado in 1988 for the purpose of raising capital and to seek out business opportunities in which to acquire controlling interest.

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

During the period from July 1991 through July 1997, the company pursued various business opportunities and acquisitions including the repair and rebuilding of computer disk drives, reselling of computer mainframe and other miscellaneous ventures.

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

Warranty and Customer Service

The Display unit of the Company provides a repair, replacement or full refund warranty for one hundred twenty (120) days from the date of sale. There were no significant warranty claims pending at July 31, 2001.

Employees

As of July 31, 2001, the Company employed forty people full-time including four executive officers. Employee relations are considered good and the Company has no collective bargaining contracts covering any of its employees.

Competition

The Company is involved in a market where many different companies provide the same basic services. There is no dominant company engaged in providing the same basic services as that of the Company.

ITEM 2.  PROPERTIES

The Company is headquartered in 15,746 square feet of leased office space in Baton Rouge, Louisiana under a five year lease which expires November, 2004. The Company's Display unit maintains a warehouse in 12,500 square feet of space in Baton Rouge, Louisiana under a five year lease and a 12,000 square foot service and assembly facility in Philadelphia, Pennsylvania with a three year lease which expires in August 2002.

ITEM 3.  LEGAL PROCEEDINGS

See notes to financial statements - Note 10, Commitments and contingencies-Legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal year ending July 31, 2001.


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq bulletin board market, under the symbol VRTK. The following table sets forth the quarterly high and low bid prices as reported for the periods indicated:

                    Fiscal Year ended          Fiscal Year ended
                      July 31, 2001              July 31, 2000
                  High(1)         Low(1)     High(1)         Low(1)

1st Quarter        $1.75          $1.00       $2.00          $1.00
2nd Quarter        $1.50          $0.63       $1.50          $0.63
3rd Quarter        $1.00          $0.25       $2.00          $0.75
4th Quarter        $1.15          $0.45       $2.00          $1.00

(1) The prices set forth in the table above were provided by the National Quotation Bureau and reflect the high and low bid prices over each quarter.

During 2001, the price range for the Company's common stock averaged a bid of $.75 per share.

These prices may represent inter-dealer quotations without retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

As of July 31, 2001, the Company had 276 holders of record of its common shares.

The Company has never paid cash dividends on its common stock and has no plans to pay cash dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA
                                                July 31,
                          2001        2000        1999        1998      1997

Balance Sheet Data
Total assets          $1,285,927  $1,178,273  $1,327,455  $2,959,956  $1,924,720
Long term debt              -         -           47,998     101,056     162,381
Stockholders' equity     652,033     513,276     522,824     433,044     372,637





Income Statement Data
Total revenue          6,835,009   6,594,139   5,723,376   6,654,986  3,001,492
Operating expenses     6,488,633   6,390,704   5,781,362   6,405,361  2,771,447
Net income (loss)        138,757     140,452    (189,959)     47,707    104,729
  Basic and diluted
   net income (loss)
   per common share        $.07        $.07       $(.09)        $.02       $.06

Weighted average number
   of common shares
   outstanding:
     Basic               1,950,000   1,987,808   1,988,750   1,948,942 1,799,803
     Diluted             1,950,000   2,018,349   1,988,750   1,948,942 1,799,803
Common shares
   outstanding           1,950,000   1,950,000   2,100,000   1,950,000 1,937,300
Preferred shares
   outstanding                -           -           -           -         -


There were no shares of the Company's sole class of preferred stock, $.01 par value, outstanding as of July 31, 2001, 2000, 1999, 1998 and 1997.


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

Results of Operations

The Company's 2001 sales volume increased over 2000 by approximately $240,000 or 4%. The increase in sales for 2001 was a result of the greater focus on the sale of Display units. The Display segment's increase in sales was due to the continued introduction and expansion of the Company's new product line.

The income from continuing operations for 2001 is directly related to the deemphasizing of personal computer sales, and the focus and concentration on generating increased revenue from displays.

Company Cost of Sales

The cost of sales for the years ended July 31, 2001, 2000 and 1999 were 57%, 51% and 63%, respectively. Hardware and software costs decreased due to the reduced focus on personal computer sales. The increase in overall cost of sales was due to the Company's increased focus on new product sales which carry a lower margin than repairs and refurbishment.


Other Operating Expenses

Selling expenses as a percentage of sales for the years ended July 31, 2001, 2000 and 1999 were 14%, 24% and 16%, respectively. Sales commissions for the year ended July 31, 2000 were significantly higher due to the fact that network segment sales, which have a higher commission rate than the other segments, represented a larger percentage of overall sales.

Administrative and general expenses increased by $111,000 from 2000 to 2001; however, as a percentage of sales it remained constant at approximately 24%. This percentage should begin to decrease as the sales volume increases.

Interest expense increased from 2000 to 2001 due to an increase in outstanding loan balances. The decrease from 1999 to 2000 was due to a reduction in borrowing to finance inventory and receivables resulting from the decrease in personal computer sales.

Liquidity and Capital Resources

The Company has $1,046,088 in current assets at July 31, 2001 and $599,856 in current liabilites. The Company has lines of credit totaling $750,000, of which $461,000 is available at July 31, 2001.

The Company believes its cash generated from operations, its ability to secure short term working capital needs, and the prospects of increasing sales of displays and online training will provide sufficient cash to meet current working capital needs. Capital is typically provided primarily through cash from operations and credit received from trade creditors and advances from the established lines of credit. The working capital ratio improved to
1.72 in 2001 as compared to 1.19 in 2000.

There were capital expenditures for property and equipment during the fiscal years ended July 31, 2001, 2000 and 1999 totaling $1,500, $48,000 and $54,000.
No major capital expenditures are expected for fiscal 2002.

The Company had no long-term debt at July 31, 2001. The Company had $289,154 and $344,074 of advances against lines of credit at July 31, 2001 and 2000. These funds were used to fund the purchase of products for sale and to finance receivables. The Company does not anticipate the need for long-term borrowing for fiscal year 2002.

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

None.





PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

All directors serve for a one-year period or until their respective successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

                                               Positions(s)
      Name                Age               with the Company

C. Wayne Prater            60       President, Chief Executive Officer
                                      and Director

J. Keith Henderson         35       Vice-President, President-Displays Division
                                      and Director

Daniel S. Gould            38       Vice-President, Secretary and Director


Michele L. Gould           38       Director


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


     Michele L. Gould is a Director of the Company. Ms. Gould held several positions with the University of Tampa prior to 1995. She is a Director and Vice-President of PTR Capital Corporation, a private investment company which is a majority shareholder of the Company.



ITEM 11.  EXECUTIVE COMPENSATION

The following schedule lists those Officers or Directors who have received cash compensation, bonuses, or deferred compensation in excess of $100,000.


 Name and                                             Common Stock
 Principal                                Other      Options Granted
 Position              Year    Salary  Compensation   (# Shares)

 C. Wayne Prater       2001  $147,500    $100,000           -
 President and
 Chief Executive       2000  $ 77,500    $150,000         100,000
 Officer
                       1999      -          -               -

J. Keith Henderson     2001  $114,000       -               -
Vice-President,
President-Displays     2000      -          -               -
Division & Director
                       1999      -          -               -

 Kim L. D'Albor        2001      -          -               -
 Former Director and
 Past President-       2000      -          -               -
 21st Century
 Professionals, Inc.   1999   $27,700      $80,000          -

(1) See Item 13, "Certain Relationships and Related Transactions".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth as of October 1, 2001, the shares of the Company beneficially owned by each person known to management to be the beneficial owner of more than five percent (5%) of the outstanding shares, by each officer and director, and by all officers and directors of the Company as a group:
                                                  Amount and
                                                   Nature of        Percent
Name and address of               Title of        Beneficial           of
  Beneficial Owner                 Class           Ownership         Class

Michele L. Gould                   Common            12,700           0.65%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana  70809

J. Keith Henderson                 Common           100,600           5.16%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana  70809

C. Wayne Prater                    Common         1,353,297(1)       69.40%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana  70809

Daniel S. Gould                    Common            18,000           0.92%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana 70809


All Officers and Directors         Common         1,484,597            76%
as a Group (4 Persons)

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

On November 1, 1999, the Board of Directors approved a Stock Option and Purchase Plan which authorized the Company's CEO and majority shareholder to grant options to employees of the Company to purchase shares of the Company's common stock. These options are granted in recognition of services performed and as an incentive for future performance and are limited to 200,000 shares per employee per year. Accordingly, options to purchase 245,000 shares of the Company's common stock were granted to five key employees (including 100,000 share options granted to the CEO and majority shareholder) during the year ended July 31, 2000 at an exercise price of $1.25. If unexercised, this group of options are scheduled to expire on October 31, 2004.

The stock options described above were issued with exercise prices determined by the Company's Board of Directors to be equal to, or greater than, the fair value of the Company's common stock on the respective grant dates.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
FORM 8-K

(a) The following documents are filed as parts of this Report starting on page F1:

1.  Financial Statements

    Independent Auditors' Report
    Balance Sheets
    Statements of Income (Loss)
    Statements of Changes in Stockholders' Equity
    Statements of Cash Flows
    Notes to Financial Statements


2.  Schedules

    NONE

3. The exhibits are listed in the Index of Exhibits required by Item 601 of Regulation S-K at Item (c) below.


(b) Reports on Form 8-K
    No reports on Form 8-K have been filed by the Company during the quarter ended July 31, 2001.


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

   10.12     Agreement of Employment-Kim D'Albor                    *

   10.13     Agreement of Employment-Brent Hedges                   *

   10.14     Agreement of Employment- Dalbert Varnell, Jr.          *

   10.15 Commercial Sublease Agreement with Wireless One, Inc. related to certain premises leased in Baton Rouge,
             Louisiana                                              *

   10.16     Stock Option Agreement                                 *

   10.17     Commercial Lease Agreement with First
             Industrial, L.P. related to certain premises
             leased in Baton Rouge, Louisiana                       *

   10.18     Board of Directors Minutes on
             Authorization of Stock Options                         *

   10.19     Sample Stock Option Grant Letter                       *

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

                      Independent Auditors' Report



To the Board of Directors
of VarTech Systems Inc.
Baton Rouge, Louisiana


We have audited the accompanying balance sheets of VarTech Systems Inc. as of July 31, 2001 and 2000, and the related statements of income (loss), changes in stockholders' equity and cash flows for the years ended July 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VarTech Systems Inc. as of July 31, 2001 and 2000, and the results of it's operations and cash flows for the years ended July 31, 2001, 2000 and 1999, in conformity with United States generally accepted accounting principles.




                              /s/ Laney, Boteler & Killinger




Atlanta, Georgia
September 27, 2001








                                    F1

                            VarTech Systems Inc.

                               Balance Sheets



                                   Assets

                                                             July 31,
                                                    -------------------------
                                                        2001           2000
                                                    ----------    -----------
Current assets
   Cash and cash equivalents                        $   78,806    $    15,138
   Accounts receivable - trade                         569,063        500,918
   Accounts receivable - other                           2,755          2,359
   Accounts receivable - shareholder                        -          22,500
   Inventory                                           395,464        201,685
   Deferred income taxes                                    -           8,502
                                                     ---------      ---------
      Total current assets                           1,046,088        751,102
                                                     ---------      ---------
Property and equipment
   Furniture and fixtures                              179,177        179,177
   Equipment                                           345,758        344,268
   Leasehold improvements                               12,145         12,145
                                                     ---------      ---------
                                                       537,080        535,590
   Less: Accumulated depreciation                      311,611        223,407
                                                     ---------      ---------
                                                       225,469        312,183
Other assets                                         ---------       --------
   Deposits                                             14,370        114,988
                                                     ---------      ---------
                                                        14,370        114,988
                                                     ---------      ---------
                                                    $1,285,927     $1,178,273
                                                    ==========     ==========

See notes to financial statements

                                    F2

                         VarTech Systems Inc.

                            Balance Sheets

                   Liabilities and Stockholders' Equity

                                                            July 31,
                                                  ---------------------------
                                                      2001             2000
                                                  ----------        ---------
Current liabilities
   Notes payable - credit lines                   $  289,154        $ 344,074
   Accounts payable                                  159,053          199,616
   Income taxes payable                               29,012               -
   Other accrued expenses                            122,637           90,300
                                                  ----------      -----------
       Total current liabilities                     599,856          633,990

Deferred income taxes                                 34,038           31,007
                                                  ----------      -----------
        Total liabilities                            633,894          664,997
                                                  ----------      -----------

Stockholders' equity
  Preferred stock, 1,000,000 shares,
     $.01 par authorized, no shares issued              -                -
  Common stock, 100,000,000 shares,
     $.001 par authorized; 2,100,000
     shares issued; 1,950,000 outstanding              2,100            2,100
  Capital in excess of par value                     704,761          704,761
  Treasury stock; 150,000 shares at cost            (150,000)       (150,000)
  Retained earnings (deficit)                         95,172         (43,585)
                                                 -----------       ----------
        Total stockholders' equity                   652,033          513,276
                                                 -----------       ----------
                                                 $ 1,285,927      $ 1,178,273
                                                 ===========       ==========

See notes to financial statements

                                    F3

                            VarTech Systems Inc.
                         Statements of Income (Loss)
                                        For the Years Ended July 31,
                                  ---------------------------------------
                                      2001          2000           1999
                                  ----------     ----------    ----------
Revenues
   Hardware and software          $5,818,001     $4,472,086    $4,143,551
   Services                          121,510        401,640       908,298
   Network                           895,498      1,720,413       671,527
                                  ----------     ----------    ----------
                                   6,835,009      6,594,139     5,723,376
                                  ----------      ---------    ----------
Cost of sales
   Hardware and software           2,939,807      2,063,275     2,533,098
   Services                          619,126        792,629       833,722
   Network                           382,216        503,910       257,829
                                  ----------     ----------    ----------
                                   3,941,149      3,359,814     3,624,649
                                  ----------     ----------    ----------
Gross profit                       2,893,860      3,234,325     2,098,727
                                  ----------     ----------     ---------

Operating expenses
   Selling expense                   966,493      1,561,171       909,263
   Administrative and general      1,580,991      1,469,719     1,247,450
                                  ----------     ----------    ----------
                                   2,547,484      3,030,890     2,156,713
                                  ----------     ----------    ----------
Income (loss) before other
 operating expenses                  346,376        203,435      (57,986)
                                  ----------     ----------    ----------

Other operating expense
   Interest expense                   42,580         33,547        74,647
   Depreciation and amortization      88,204         86,554        87,789
   Loss on disposal of assets             -              -          6,500
                                   ----------     ----------    ----------
                                     130,784        120,101        168,936
                                   ----------     ----------    ----------
Income (loss) from continuing
 operations before income tax
 (provision) benefit and gain
 from release of debt                215,592          83,334     (226,922)

Gain from release of debt                -           105,267          -
                                    ----------     ----------    ----------
Net income (loss) before income
tax (provision) benefit              215,592        188,601      (226,922)

Income tax (provision) benefit       (76,835)       (48,149)        36,963
                                   ----------       --------      ---------
Net income (loss)                  $ 138,757        $140,452     $(189,959)
                                   ==========       ========      =========
Basic and diluted net income
(loss) per common share            $     .07        $    .07     $    (.09)
                                   ==========       ========     ==========

Weighted average number of
common shares outstanding:
     Basic                         1,950,000      1,987,808     1,988,750
     Diluted                       1,950,000      2,018,349     1,988,750
                                   =========      =========     =========

See notes to financial statements


                                     F4

                             VarTech Systems Inc.

                 Statements of Changes in Stockholders' Equity
                for the Years Ended July 31, 2001, 2000 and 1999

             Common Stock  Issued   Capital in  Retained                Total
             ------------  ------   Excess of  Earnings  Treasury  Stockholders'
                  Shares   Amount   Par Value  (Deficit)   Stock      Equity
                --------  -------   ---------   -------- --------  ----------

Balance,
July 31, 1998   1,950,000  $1,950  $ 425,172   $5,922       -       $ 433,044

Shares of common
 stock issued due
 to exercise
 of options       150,000     150    149,850                          150,000

Net loss for
 the year ended
 July 31, 1999                                (189,959)              (189,959)

Gain on dispostion
 of subsidiary                       129,739                          129,739
                 ---------  ------  ---------   --------  ---------   ---------
Balance,
July 31, 1999   2,100,000   2,100    704,761   (184,037)     -        522,824

Purchase of
 treasury stock                                          (150,000)   (150,000)

Net income for
 the year ended
 July 31, 2000                                  140,452               140,452

                 ---------  ------  ---------   --------  ---------   ---------
Balance,
July 31, 2000   2,100,000   2,100    704,761  (43,585)   (150,000)    513,276

Net income for
 the year ended
 July 31, 2001                                  138,757               138,757
                ---------  ------  ---------   --------  ---------   ---------
Balance,
July 31, 2001   2,100,000  $2,100  $ 704,761   $95,172  $(150,000)  $ 652,033
                =========  ======  =========   ========  =========   =========



See notes to financial statements

                                    F5

                             VarTech Systems Inc.

                            Statements of Cash Flows

                                               For the Years Ended July 31,
                                           ---------------------------------
                                              2001        2000       1999
                                           ---------   --------  -----------
Cash flows from operating activities
 Net income (loss)                         $ 138,757   $140,452   $(189,959)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization             88,204     86,554     177,789
    Loss on disposal of assets                   -         -          6,500
    Gain from release of debt                    -     (105,267)        -
    Deferred income taxes                     11,533     47,440     (36,495)
  Changes in operating assets and liabilities:
   Decrease (increase) in assets
    Accounts receivable                      (68,541)    58,632      237,080
    Inventory                               (193,779)    18,550      126,621
    Other operating assets                   100,618      5,560       (6,197)
   Increase (decrease) in liabilities
    Accounts payable                         (40,563)   (15,399)    (311,219)
    Income taxes payable                      29,012        -        (16,302)
    Accrued expenses                          32,337      (9,838)     14,009
    Non-compete obligation                        -          -       (90,000)
    Deferred lease expense                        -      (20,632)       (643)
                                             ---------   ---------   ---------
Net cash provided by (used in)
  operating activities                       97,578       206,052    (88,816)
                                             ---------   ---------   ---------

Cash flows from investing activities
  Purchase of property and equipment         (1,490)      (47,530)   (54,062)
  Net decrease (increase) in account
  and note receivable-stockholder            22,500       (22,500)       -
  Proceeds from sale of
   subsidiary stock                               -          -           500
                                             ---------   ---------   ---------
Net cash provided by (used in)
  investing activities                       21,010       (70,030)   (53,562)
                                             ---------   ---------   ---------

See notes to financial statements


                                    F6

                          VarTech Systems Inc.

                                              For the Years Ended July 31,
                                            ---------------------------------
                                                2001        2000       1999
                                            --------       -------  --------
Cash flows from financing activities
  Net (payments on) proceeds from
   credit lines                             (54,920)        (344)    14,576
  Payments on notes payable                       -          -      (44,297)
  Purchase of treasury stock                      -      (150,000)      -
  Proceeds from issuance of common stock          -          -       150,000
                                           ---------    ---------   ---------
Net cash (used in) provided by
  financing activities                      (54,920)     (150,344)   120,279
                                           ---------    ---------   ---------

Net increase (decrease) in cash and
  cash equivalents                           63,668       (14,322)   (22,099)
Cash and cash equivalents,
 beginning of year                           15,138        29,460     51,559
                                            ---------    ---------   ---------
Cash and cash equivalents, end of year     $ 78,806    $   15,138   $ 29,460
                                           =========    =========   =========


See notes to financial statements

                                    F7

                          VarTech Systems Inc.

                      Notes to Financial Statements
                          July 31, 2001 amd 2000

Note 1 - Summary of significant accounting policies

Organization and description of business

VarTech Systems Inc. (the "Company" or "VarTech"), was incorporated under the laws of the State of Colorado on April 5, 1988. In October 1989, the Company completed a public offering of its common stock. PTR Capital Corporation, a Delaware corporation, acquired control of the Company as of January 15, 1991, through the purchase of a majority of the Company's common stock.

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


Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at July 31, 2001 or 2000.

Allowance for doubtful accounts

The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts is based on management's estimate of uncollectible accounts. At July 31, 2001 and 2000, all accounts receivable were considered collectible and no allowance is considered necessary.

Inventories

Inventories of merchandise held for sale are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method of accounting for inventory. Inventories of the Company's educational product licenses are stated at the lower of cost or market, with cost being determined by using the specific identification method of accounting for inventory.
                                    F8


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

Goodwill and non-compete agreements

Goodwill arises in connection with business combinations accounted for as purchases where the purchase price exceeds the fair value of the net assets of the acquired businesses. Goodwill was amortized on a straight-line basis over a fifteen year period. The carrying value of goodwill paid in connection to a past subsidiary acquisition was written down to $0 during 1999 upon the sale of the Company's subsidiary (Note 2). The deferred cost of the non-compete agreements was amortized on a straight-line basis over the life of the agreements (Note 2).

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

Use of estimates - general

The preparation of financial statements in conformity with United States generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Treasury stock

The Company uses the cost method of accounting for the aquisition or disposition of the Company's own stock.

Stock options and compensation

The Company accounts for stock options in accordance with the provisions of APB Opinion No. 25, "Accounting for stock issued to employees", and related pronouncements. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, the Company has not recognized compensation
                                    F9
expense for its options granted during the periods presented. The Company has adopted the disclosure provisions of FASB Statement No. 123, "Accounting for stock-based compensation". These disclosure provisions allow entities to continue to apply the provisions of APB Opinion No. 25 if accompanied by disclosure of pro forma earnings and earnings per share calculations for employee stock option grants as if the fair-value-based method defined in FASB Statement No. 123 had been applied.

Advertising and promotion

The Company expenses the production costs of advertising the first time the advertising takes place. Advertising and promotion expense totaled $19,489, $12,767 and $9,231 for the years ended July 31, 2001, 2000 and 1999, respectively.

Revenue recognition policy

Income is earned and recognized when the goods are delivered, services are performed, licenses are sold, or webpages are developed and collection is reasonably assured and no further obligation of the Company exists. The company uses the percentage-of-performance method for recognizing revenue on its long-term service and system implementation contracts. Under this method, revenue that is recognized on a particular contract is proportional to the ratio of costs incurred to date on the associated project to the estimated total cost of the project. As of July 31, 2001 and 2000 there were no long-term service or system implementation contracts in progress.

Note 2 - Business combinations, acquisitions and dispositions

On June 30, 1997, the Company purchased 21St Century Professsionals, Inc., (21St Century or Subsidiary), by exchange of stock valued at $100,000. The transaction, effective July 1, 1997, was accounted for under the purchase method of accounting. The excess of the purchase price, plus expenses associated with the acquisition, over the fair value of identifiable tangible and intangible assets was allocated to goodwill.

On June 30, 1997, 21St Century entered into employment agreements with its three former stockholders. Each agreement established separate base salaries as well as other provisions of employment and included certain non-compete covenants. The employment provisions were scheduled to expire on June 30, 2002. One of these former 21St Century stockholders resigned during the year ended July 31, 1998, effectively terminating his agreement. Another of the former 21St Century stockholders renegotiated his employment agreement during the year ended July 31, 1999, terminating the original agreement. Payments under the third agreement, with established monthly payments of $10,000, were suspended in April 1999, following the filing of a lawsuit by the employee against the Subsidiary and the Company as more fully described in Note 10. Amortization of the deferred costs and payments under these non-compete obligations totaled $90,000 for the year ended July 31, 1999.
                                    F10

On May 4, 1999, the Company sold the stock of this Subsidiary for $500 plus the assumption of all the Subsidiary's liabilities to a related party. At the time of sale, liabilities exceeded assets by $129,739. As a result of the nature of this transaction, the Company has reflected the gain as an increase to capital in excess of par value for the year ended July 31, 1999.

Note 3 - Deposits

Included in deposits at July 31, 2000 was $100,000 held by an underwriter in connection with a contemplated secondary offering of the Company's securities. During the year ended July 31, 2001,the financial services firm applied this deposit to various investment banking services provided to the Company including general financial and strategic advice on the Company's current business model and assistance in evaluating potential mergers and acquisitions. Accordingly, the Company has recognized this amount as a consulting service expense during the year ended July 31, 2001.

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

                                         Net        Weighted      Per
                                        Income      Average      Share
                                                     Shares      Amount
                                       -------      --------     ------
July 31, 2000 - Net income per
     common share - basic             $140,452     1,987,808     $  .07
Effect of dilutive securities:
     Stock Options                        -           30,541        -
                                      --------     ---------     -------
July 31, 2000 - Net income per
     common share - diluted           $140,452     2,018,349     $  .07
                                      ========     =========     =======

For purposes of determining diluted earnings per share, there were no common stock equivalents at July 31, 2001 or 1999.

Note 5 - Stock options

The former stockholders of 21St Century were granted options to purchase 400,000 shares of VarTech common stock at an option price of $2.50 per share. Of these options, 40,000 expired upon the resignation of one of the three former stockholders (Note 2) during the year ended July 31, 1998. The remaining options, exercisable only if certain performance criteria of 21St Century were
                                   F11
met, were effectively canceled upon the disposition of the Subsidiary during the year ended July 31, 1999. The performance criteria was not met during any of the years under the agreement.

During the year ended July 31, 1999, as consideration for financial and consulting services provided to VarTech, the Company granted options to purchase 150,000 shares of the Company stock to the CEO and majority shareholder at an exercise price of $1.00. These options were exercised during the year ended July 31, 1999.

On November 1, 1999, the Board of Directors approved a Stock Option and Purchase Plan which authorizes the Company's CEO and majority shareholder to grant options to employees of the Company to purchase shares of the Company's common stock. The plan allows for options to be granted in recognition of services performed and as an incentive for future performance and are limited to 200,000 shares per employee per year. Accordingly, options to purchase
245,000 shares of the Company's common stock were granted to 5 key employees (including 100,000 share options granted to the CEO and majority shareholder) during the year, at an exercise price of $1.25. If unexercised, this option group is scheduled to expire on October 31, 2004.

The following summarizes information about stock options outstanding and exercisable for the years ended July 31, 1999, 2000 and 2001:

                                                                   Weighted
                                       Options       Options       Average
                                     Outstanding    Exercisable     Price
                                     -----------    -----------     -------

Balances at July 31, 1998                360,000           -        $  -
     Granted in 1999                     150,000     150,000         1.00
     Exercised                          (150,000)   (150,000)        1.00
     Canceled/Expired                   (360,000)          -           -
                                      -----------    -----------    --------
Balances at July 31, 1999                   -              -            -
     Granted in 2000                     245,000       245,000        1.25
                                      -----------    -----------    --------
Balances at July 31, 2000                245,000        245,000       1.25
     Canceled/Expired                       -              -            -
                                      -----------    -----------    --------
Balances at July 31, 2001                245,000        245,000       1.25
                                     ===========    ===========    ========

The stock options described above were issued with exercise prices determined by the Company's Board of Directors to be equal to, or greater than, the fair value of the Company's common stock on the respective grant dates. Accordingly, no compensation expense was recognized under the reporting requirements of SFAS No. 123 and there was no effect on pro forma net income, as computed under this statement, for the periods presented.

                                    F12

Note 6 - Treasury stock

During the year ended July 31, 2000, the Company repurchased 150,000 shares of common stock from the CEO and majority shareholder for $1.00 per share.

Note 7 - Notes payable-credit lines and other credit facilities

Notes payable credit lines consisted of the following at July 31, 2001 and 2000:

                                                            2001        2000
                                                         ---------   ---------
Draws against a $50,000 credit line payable
to Hibernia National bank with interest at variable
rates (9.00% at July 31, 2001). The credit line is
renewable annually and has a current maturity
of March 19, 2002.  The loan is secured by a
guarantee from a stockholder.                            $ 39,177   $ 48,957

Draws against a $600,000 demand credit line
payable to Hibernia National Bank with interest
at the WSJ prime rate (6.75% at July 31, 2001).
The maturity date of the credit line is August 24,
2002.  Maximum draws against this credit line at
any time are limited to the lesser of $600,000 or
80% of trade receivables plus 35% of inventory.
This credit line is secured by the Company's cash
accounts with the bank, accounts receivable,
inventory and the personal guarantee of a stockholder.     249,977     250,000

Draws against a $50,000 unsecured credit
line payable on demand with monthly
interest payments at 9.50%.                                   -         45,117
                                                         ---------   ---------
                                                         $ 289,154   $ 344,074
                                                         =========   =========

In connection with the $600,000 credit line above, the bank has issued a stand-by letter of credit in the amount of $150,000 in favor of one of the Company's vendors. The stand-by letter of credit is scheduled to expire July 31, 2002. As of July 31, 2001, no advances had been made from this credit facility. Advances, if any, will be subject to similar borrowing limitations as described above.

The Company also has access to an additional $50,000 credit line with a bank. As of July 31, 2001 and 2000 no advances had been made from this credit facility.





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

                                    F13

Note 9 - Other related party transactions

During the year ended July 31, 2000, the Company made advances to the CEO and majority shareholder totaling $22,500. These advances, recorded as accounts receivable at July 31, 2000, were paid by the shareholder during the year ended July 31, 2001. Additionally, this shareholder was paid salary and consulting fees during the years ended July 31, 2001 and 2000, totaling $247,500 and $227,500, respectively, for services performed.

Note 10 - Commitments and contingencies

Legal proceedings

As mentioned in Note 2, a former employee and past president of 21St Century (and also a current stockholder of the Company) filed a lawsuit against 21St Century, the Company and the majority stockholder of the Company during the year ended July 31, 1999. The past employee asserts that he is entitled to enforce the payments due to him under the non-competition agreement contained in the agreement of employment as outlined in Note 2. Although no dollar amount has been specified, the past employee seeks damages estimated by management and legal counsel at $1,150,000 stemming from the non-payment of a portion of his salary and the remaining scheduled non-compete payments. The suit is currently in preliminary discovery and legal counsel for the Company has estimated, in their opinion at this stage of the lawsuit, the probable outcome to be that the Company will have no liability under the lawsuit. Accordingly, no loss accrual has been made in the financial statements at July 31, 2001 or 2000.

Operating leases

Beginning September 1997, the Company leased its office and warehouse under a sub-lease scheduled to expire August 2002 (Note 8). Due to the declining financial position of the sub-lessor, the Company suspended all lease payments due under the sub-lease from the period beginning August 1999 through November 1999, at which time the Company was released from obligation under this lease. The Company negotiated a new lease directly with the landlord. The following summarizes the Company's current obligations under long-term leases at July 31, 2001:

Location                   Baton Rouge      Baton Rouge        Pennsylvania
Activity                 Office & Shop        Warehouse       Office & Shop
                         -------------      -----------       -------------

Date of lease                  10/7/99         11/13/97              7/9/99
Lease term begins              12/1/99           5/1/98             8/16/99
Lease term ends               11/30/04          4/30/03             8/30/02
Renewal option                    None        1@5 years                None
Contingent rents                    No               No                  No
Initial rent                   $10,169           $4,690              $5,000
Escalation               5/01 - 10,497               No                  No
                         9/02 - 10,694
                                     F14

Rent paid or accrued under these leases, the former sub-lease and other short-term office space leases including common maintenance charges associated with each lease during the years ended July 31, 2001, 2000 and 1999 totaled $300,198, $255,950 and $236,958, respectively.

In accordance with Financial Accounting Standard Board's Statement # 13 regarding operating leases having initial or remaining non-cancelable lease terms in excess of one year, the accompanying financial statements reflect rental expense on a straight-line basis over the term of the respective leases. This straight-line rent adjustment resulted in reductions to rent expense of $0, $20,632 and $643, for the years ended July 31, 2001, 2000 and 1999, respectively.

Future minimum payments, by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more consisted of the following at July 31, 2001:

                 Year Ending July 31,                    Amount
                 -------------------                   ---------

                       2002                            $ 242,248
                       2003                              175,343
                       2004                              128,330
                       2005                               42,777
                                                       ---------
                       Total                           $ 588,698
                                                       =========

Note 11 - Pension plans

Effective April 1, 1999, the Company adopted a 401(k) retirement plan for its employees. Under the current plan, employees may participate upon obtaining the age of 21 and completing one year of service with the Company. The Company can make discretionary matching contributions to the plan. The Company made no matching contributions to the plan for the years ended July 31, 2001, 2000, or 1999.

Note 12 - Warranties

The company established a warranty program that generally provides for repair, replacement or full refund on all equipment sales for a period of one hundred-twenty (120) days from the date of sale. No significant warranty claims were

                                    F15
filed during these years and, at July 31, 2001 and 2000, no significant warranty claims were pending.

Note 13 - Supplemental disclosure of cash flow information

Cash paid for interest during the years ended July 31, 2001, 2000 and 1999 totaled $41,128, $38,779 and $36,520, respectively.

Income taxes paid during the years ended July 31, 2001, 2000 and 1999 totaled $38,056, $0 and $13,066, respectively.

Note 14 - Income taxes

The components of the income tax provision or (benefit) consist of the following:

                                      Year ended July 31,
                                   2001       2000       1999
                                  -------    -------    -------
Current:
   Federal                       $ 58,976    $  709     $   -
   State                            6,326       -           -
                                  --------    -------    -------
                                   65,302       709         -

Deferred:
   Federal                          3,815     43,723     (35,238)
   State                            7,718      3,717      (1,725)
                                  --------    -------    --------
                                    11,533     47,440    (36,963)
                                  --------    -------    --------
Total income tax
 provision (benefit)               $76,385     $48,149   $(36,963)
                                   =======     =======   =========

Deferred income taxes are provided to reflect temporary differences between financial and income tax reporting. Deferred assets and liabilities resulting from these temporary taxable or deductible differences are summarized by related tax effect as follows at July 31, 2001 and 2000:

                                    F16

                                                       2001       2000
                                                     --------   ---------

Deferred tax asset/(liability)
  Net operating loss carry forwards                   $  -      $  5,814
  Charitable contribution deduction carryforward         -         2,688
                                                     --------   --------
   Total - deferred tax asset                            -         8,502
                                                     --------   --------

  Property and equipment                              (34,038)   (31,007)
                                                     ---------   --------
   Total - deferred tax liability                     (34,038)   (31,007)
                                                     ---------   --------
  Net - deferred tax asset/(liability)               $(34,038)   $(22,505)
                                                     =========   ========

The provision (benefit) for income taxes for the years ended July 31, 2001, 2000 and 1999, varies from the amount determined by applying the Federal statutory rate of 34% to pretax income as a result of the following:

                                                    2001      2000     1999
                                                  -------   -------  --------
Income tax expense at Federal
 statutory rate of 34%                            $72,537   $64,124  $   -
  Effect of graduated rates on Federal income tax  (6,951)     (897)     -
  Benefit of net operating losses                  (3,251)  (14,377)  (34,954)
  Property and equipment                            4,923       -      (1,540)
  State income taxes                                9,826       -        -
  Other                                              (249)     (701)     (469)
                                                  --------  --------  --------
Actual income tax provision (benefit)             $76,835   $48,149  $(36,963)
                                                  ========  ======== =========

As of July 31, 2001, the company has used all Federal and State loss carry forwards.

Note 15 - Fair values of financial instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

Cash and cash equivalents - The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value evident by the short maturity of these instruments.

Current-term debt - The carrying amount reported in the balance sheet for current-term debt approximates fair value evident by the short maturity of these instruments.
                                   F17

The cost and estimated fair values of the Company's financial instruments at July 31, 2001 and 2000, are as follows:
                                                 Carrying        Fair
                                                  Amount         Value
                                                ---------       --------
                                                     July 31, 2001
                                                ------------------------
Financial assets:
  Cash and cash equivalents                     $  78,806    $  78,806
Financial liabilities:
  Current-term debt                             $ 289,154    $ 289,154

                                                     July 31, 2000
Financial assets:
  Cash and cash equivalents                     $  15,138    $  15,138
Financial liabilities:
  Current-term debt                             $ 344,074    $ 344,074

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

   Consulting segment - computer consulting services which includes network design, installation and software application development.

   Network segment - markets online computer training products and other internet related services including the development and maintenance of personal interactive web pages.

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

                                    F18

The following provides information with respect to the performance of each of the Company's operating segments:

                             Display     Consulting     Network     Total
July 31, 2001:
Segment revenues           $5,763,491   $  176,020  $ 895,498   $6,835,009
Segment depreciation
 and amortization              70,769          816     16,619       88,204

Segment income (loss)         357,464     (140,202)    40,910      258,172

Segment assets              1,185,907        6,478     90,787    1,283,172


July 31, 2000:
Segment revenues           $4,146,953     $726,773 $1,720,413   $6,594,139
Segment depreciation
 and amortization              69,791          515     16,248       86,554
Segment income (loss)         335,769     (213,865)    (5,023)     116,881
Segment assets                949,291       16,063     79,558    1,044,912

July 31, 1999:
Segment revenues           $2,884,664   $2,167,185 $  671,527  $5,723,376
Segment depreciation
 and amortization              47,920       33,325      6,544      87,789
Segment income (loss)          17,280     (121,300)   (41,755)   (145,775)

The following schedule reconciles amounts shown above for the segments to the amounts presented in the Company's Balance Sheets and Statements of Income (Loss):

                                        2001         2000       1999
Revenues:
Total revenues from
  reportable segments              $6,835,009   $6,594,139    $5,723,376
Unallocated amounts:
 Eliminations and other                  -            -            -
                                    ----------   ----------   ----------
Total revenues                      $6,835,009   $6,594,139   $5,723,376
                                    ==========   ==========   ==========

Net Income:
Total profit from
 reportable segments                  $258,172    $ 116,881   $(145,775)
Unallocated amounts:
 Gain from release of debt                  -       105,267        -
 Loss on disposal of assets                 -          -         (6,500)
 Income tax provision                  (76,835)     (48,149)     36,963
 Interest expense                      (42,580)     (33,547)    (74,647)
                                       ----------   ----------  --------
Net income                           $  138,757   $ 140,452    $(189,959)
                                      ===========  ==========  ==========

                                    F19

                                                          2001         2000
Assets:
Total assets for reportable segments                  $1,283,172   $1,044,912
Unallocated amounts:
 Accounts receivable - other                               2,755        2,359
 Accounts receivable - shareholder                           -         22,500
 Underwriter deposit                                         -        100,000
 Deferred tax asset                                          -          8,502
                                                      ----------   ----------
Total assets                                          $1,285,927   $1,178,273
                                                      ==========   ==========

Note 17 - Purchase commitments

At July 31, 2001, the Company had formalized commitments with various vendors to purchase display units and associated display materials totaling approximately $745,000 at different times throughout the fiscal year ending July 31, 2002.

Note 18 - Accrued expenses

Accrued expenses consisted of the following at July 31, 2001 and 2000:
                                                 2001         2000
                                              --------     --------

Salary and commissions payable                $ 97,842     $ 75,109
Rent                                            11,942         -
Payroll taxes                                    5,606       10,761
Other accrued expenses                           7,247        4,430
                                              --------     --------
                                             $ 122,637     $ 90,300
                                             =========     ========

Note 19 - Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended July 31, 2001 and 2000 is as follows:

                                        Quarter Ended
                        ------------------------------------------------
                        October 31,  January 31,   April 30,    July 31,
                           2000         2001         2001         2001
                        ----------   ----------   ----------   ----------
Sales                   $1,667,223   $1,577,822   $1,831,948   $1,758,016
Gross Profit               794,577      735,393      717,297      646,593
Income (loss) before
  income tax               100,510      104,668       (3,172)      13,586
Net income (loss)           64,482       69,447       (6,428)      11,256
Basic EPS                      .03          .04          .00          .00
Diluted EPS                    .03          .04          .00          .00


                        October 31,  January 31,    April 30,    July 31,
                           1999         2000          2000         2000
                        -----------  ----------    ----------   ----------
Sales                   $1,654,290   $1,762,310    $1,695,038   $1,482,501
Gross Profit               742,978      770,474       739,392      981,481
Income (loss) before
  income taxes              65,266       78,983        52,598       (8,246)
Net income (loss)           65,266       78,983        52,598      (56,395)
Basic EPS                      .03          .04           .03         (.03)
Diluted EPS                    .03          .04           .03         (.03)







                                    F20

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 25th day of October 2001.


                             VARTECH SYSTEMS INC.
                                (Registrant)



                              By:   /s/    C. Wayne Prater
                              _____________________________________
                              C. Wayne Prater, President and Chief
                                                  Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of October 2001.


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

 signed Michele L. Gould            Director
Michele L. Gould