Form 10-Q
period 2001-10-31
VARTECH SYSTEMS INC
filed 2001-12-14
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter October 31, 2001

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

1,950,000 shares of common stock, $.001 par value, (the issuer's only class of common stock), were outstanding as of December 12, 2001.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           VarTech Systems Inc.

                              Balance Sheets

                                              October 31,        July 31,
                                                 2001              2001
                                               Unaudited         Audited
                                             ------------     ------------
ASSETS
Current Assets
  Cash and cash equivalents                   $   170,103       $   78,806
  Accounts receivable - trade                     563,290          569,063
  Accounts receivable - other                       1,539            2,755
  Accounts receivable - shareholder                    -               -
  Inventory                                       359,180          395,464
                                             ------------     ------------
     Total current assets                       1,094,112        1,046,088

Furniture and equipment                           527,345          524,935
Leasehold improvements                             12,145           12,145
Less:  Accumulated depreciation                  (329,411)        (311,611)
                                             ------------     ------------
                                                  210,079          225,469

Deposits                                           14,370           14,370
                                             ------------     ------------
    Total assets                              $ 1,318,561      $ 1,285,927
                                             ============     ============

                           VarTech Systems Inc.

                              Balance Sheets

                                              October 31,         July 31,
                                                  2001              2001
                                               Unaudited          Audited
                                             ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable - credit lines                $   237,960       $   289,154
  Accounts payable                                195,293           159,053
  Income tax payable                               39,974            29,012
  Other accrued expenses                          109,870           122,637
                                             ------------      ------------
     Total current liabilities                    583,097           599,856

Deferred income taxes                              30,429            34,038
                                             ------------      ------------
    Total liabilities                             613,526           633,894

Preferred stock, 1,000,000 shares,
  $.01 par authorized, no shares issued               -               -
Common stock, 100,000,000 shares,
  $.001 par authorized; 2,100,000
  shares issued; 1,950,000 shares
  outstanding                                       2,100             2,100
Capital in excess of par value                    704,761           704,761
Treasury stock; 150,000 shares at cost           (150,000)         (150,000)
Retained earnings                                 148,174            95,172
                                             ------------      ------------
Total stockholders' equity                        705,035           652,033

Total liabilities and stockholders' equity    $ 1,318,561       $ 1,285,927
                                             ============      ============

                         VarTech Systems Inc.

                         Statements of Income
                              (Unaudited)

                                          Quarter Ended
                                           October 31,
                                       2001         2000
                                    ----------   ----------
Sales                               $1,563,981   $1,667,223
Cost of sales                          874,966      872,646
                                    ----------   ----------
Gross profit                           689,015      794,577

Expenses                               599,648      694,062
                                    ----------   ----------
Net income before income taxes          89,367      100,515

Income taxes                            36,365       36,033
                                    ----------   ----------
Net income                          $   53,002   $   64,482

Basic and diluted net income
per common share                    $     .03    $     .03

Weighted average number of
common shares outstanding:
   Basic                             1,950,000    1,950,000
   Diluted                           1,950,000    1,990,833

                        VarTech Systems Inc.

                       Statements of Cash Flows
                              (Unaudited)

                                             Quarter Ended
                                              October 31,
                                            2001        2000
                                         ---------   ---------

Cash flows from operating activities
  Net income                             $  53,002   $  64,482
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
     Depreciation                           17,800      21,950
     Deferred income taxes                  (3,609)      4,902
  Changes in operating assets
   and liabilities:
    Increase (decrease) in assets
     Accounts receivable                     6,990    (161,905)
     Inventory                              36,284    (155,600)
     Other assets                                           -
    Increase (decrease) in liabilities
     Accounts payable                       36,239      90,772
     Accrued expenses                       (1,805)     27,727
                                        -----------    --------
Net cash provided by (used in)
  operating activities                     144,901    (107,672)
                                        -----------   ---------
Cash flows from investing activities
  Purchase of property and
   equipment                                (2,410)    (21,760)
  Net increase in account
   receivable - shareholder                  -         (28,500)
                                          ---------   ---------
Net cash used in
  investing activities                      (2,410)    (50,260)
                                          ---------   ---------
Cash flows from financing activities
  Net (payments on) proceeds from
   lines of credit                         (51,194)    150,745
                                           ---------   ---------
Net increase (decrease) in cash and
  cash equivalents                          91,297      (7,187)

Cash and cash equivalents,
  beginning of period                       78,806      15,138
                                           ---------   ---------
Cash and cash equivalents,
  end of period                          $ 170,103    $  7,951
                                        ============   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


THREE MONTHS ENDED OCTOBER 31, 2001
COMPARED TO OCTOBER 31, 2000

The Company's revenues decreased by 6% to $1,563,981 in the first quarter ended October 31, 2001 as compared to $1,667,223 in the first quarter of the prior year.

Gross profit of $689,015 for the first quarter ended October 31, 2001 represented 44% of sales as compared to $794,577 which represented 47% of sales in the same period ended October 31, 2000.

The Company's net income before income taxes in the first quarter was $89,367 as compared to before tax net income of $100,515 in the same period last year. The decrease in net income was a result of the Company's decrease of 3% in gross profit margin.

LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit totaling $750,000 which it uses for short-term borrowing to acquire inventory and finance accounts receivable.
On October 31, 2001, the outstanding balance on these lines was $237,960.
The lines of credit and its current assets of $1,094,112 are deemed sufficient to fund operations for the next twelve months. As of October 31, 2001, the Company had $512,040 available under the lines of credit.

VARTECH SYSTEMS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
OCTOBER 31, 2001

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

DATE:  December 14, 2001

                                       C. Wayne Prater
                                       President and Chief Executive Officer

                                       signed/s/ C. Wayne Prater