Form 10-Q
period 2002-01-31
VARTECH SYSTEMS INC
filed 2002-03-15
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter January 31, 2002

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

1,950,000 shares of common stock, $.001 par value, (the issuer's only class of common stock), were outstanding as of March 15, 2002.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           VarTech Systems Inc.

                              Balance Sheets

                                              January 31,        July 31,
                                                 2002              2001
                                               Unaudited         Audited
                                             ------------     ------------
ASSETS
Current Assets
  Cash and cash equivalents                   $   105,760       $   78,806
  Accounts receivable - trade                     564,368          569,063
  Accounts receivable - other                         638            2,755
  Inventory                                       519,613          395,464
                                             ------------     ------------
     Total current assets                       1,190,379        1,046,088

Furniture and equipment                           527,345          524,935
Leasehold improvements                             12,145           12,145
Less:  Accumulated depreciation                  (351,385)        (311,611)
                                             ------------     ------------
                                                  188,105          225,469

Deposits                                           14,370           14,370
                                             ------------     ------------
    Total assets                              $ 1,392,854      $ 1,285,927

                                              ============     ============

                           VarTech Systems Inc.

                              Balance Sheets

                                              January 31,         July 31,
                                                  2002              2001
                                               Unaudited          Audited
                                             ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable - credit lines                $   186,013       $   289,154
  Accounts payable                                253,632           159,053
  Income tax payable                               60,229            29,012
  Other accrued expenses                           92,798           122,637
                                             ------------      ------------
     Total current liabilities                    602,229           599,856

Deferred income taxes                              26,820            34,038
                                             ------------      ------------
    Total liabilities                             629,049           633,894

Common stock, 100,000,000 shares,
  $.001 par authorized; 2,100,000
  shares issued; 1,950,000 shares
  outstanding                                       2,100             2,100
Capital in excess of par value                    704,761           704,761
Treasury stock; 150,000 shares at cost           (150,000)         (150,000)
Retained earnings                                 206,945            95,172
                                             ------------      ------------
Total stockholders' equity                        763,806           652,033

Total liabilities and stockholders' equity    $ 1,392,855       $ 1,285,927
                                             ============      ============

                                 VarTech Systems Inc.

                                 Statements of Income
                                    (Unaudited)

                                     Quarter Ended        Six Months Ended
                                      January 31,             January 31,
                                  2002         2001        2002        2001
                               ----------   ----------  ----------  ----------
Sales                          $1,504,940   $1,577,822  $3,068,921  $3,245,045
Cost of sales                     637,499      842,429   1,512,465   1,715,075
                               ----------   ----------  ----------  ----------
Gross profit                      867,441      735,393   1,556,456   1,529,970

Expenses                          767,268      630,725   1,366,916   1,324,787
                               ----------   ---------- ------------ ----------
Net income before income
taxes                             100,173      104,668     189,540     205,183

Income taxes                       41,403       35,221      77,767      71,254
                               ----------   ---------- ------------ ----------
Net income                     $   58,770   $   69,447     111,773     133,929

Net income per common share    $     .03    $     .04          .06        .07

Weighted average number of
common shares outstanding:      1,950,000    1,950,000  1,950,000    1,950,000

                                 VarTech Systems Inc.

                                Statements of Cash Flows
                                      (Unaudited)

                                      Quarter Ended        Six Months Ended
                                        January 31,           January 31,
                                      2002        2001      2002        2001
                                   ---------   ---------  ---------  ---------

Cash flows from operating activities
  Net income                         $ 58,770   $ 69,447   $111,773   $133,929
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
     Depreciation                      21,975     21,950     39,775     43,900
     Deferred income taxes             (3,609)     4,901     (7,218)     9,803
  Changes in operating assets
   and liabilities:
    Increase (decrease) in assets
     Accounts receivable                 (178)   (88,752)     6,812   (250,657)
     Inventory                       (160,433)    (5,082)  (124,149)  (160,683)
     Other assets                           -     (2,596)         -     (2,596)
    Increase (decrease) in liabilities
     Accounts payable                  58,340      9,000     94,579     99,773
     Accrued expenses                  12,740     31,240     10,935     58,967
                                   -----------   --------  ---------   --------
Net cash provided by (used in)
  operating activities                (12,395)    40,108    132,506    (67,564)
                                   -----------  ---------   --------   --------
Cash flows from investing activities
  Purchase of property and
   equipment                                -          -     (2,410)   (21,760)
  Net increase in account
   receivable - shareholder                 -     (2,290)         -    (30,790)
  Proceeds from sale of furniture
  and equipment                             -     20,270          -     20,270
                                     ---------   ---------  --------   --------
Net cash used in
  investing activities                       -    17,980     (2,410)   (32,280)
                                     ---------   ---------  --------   --------
Cash flows from financing activities
  Net (payments on) proceeds from
   lines of credit                    (51,948)    (52,387)  (103,142)   98,358
                                     ---------   ---------  ---------  --------
Net increase (decrease) in cash and
  cash equivalents                    (64,343)      5,701     26,954    (1,486)

Cash and cash equivalents,
  beginning of period                 170,103       7,951     78,806    15,138
                                     ---------   ---------   --------  --------
Cash and cash equivalents,
  end of period                     $ 105,760    $ 13,652    105,760   $13,652
                                     =========   =========  =========  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


THREE MONTHS ENDED JANUARY 31, 2002
COMPARED TO JANUARY 31, 2001

The Company's revenues decreased by 4.5% to $1,504,940 in the second quarter of fiscal 2002 as compared to $1,577,822 in the second quarter of fiscal 2001. The Company decided during the first quarter of fiscal 2002 to continue to reduce its sales of online computer training due to a lack of support from its major supplier of course material. Therefore this division is generating revenue at a rate of approximately 50% of last fiscal year's volume.

During the second quarter of fiscal 2002, the Company's displays division continued delivering its new product line which has increased sales over 15% in the first six months of fiscal 2002. The Company continues to see significant progress in this area with it being the Company's primary focus for the future, representing over 90% of its sales volume.

Gross profit of $867,441 for the second quarter ended January 31, 2002 represented 57.6% of sales as compared to $735,393 which represented 46.6% of sales in the same period ended January 31, 2001.

The Company's income from continuing operations in the second quarter ended January 31, 2002 was $100,173 as compared to $104,668 in the same period last fiscal year.

SIX MONTHS ENDED JANUARY 31, 2002
COMPARED TO JANUARY 31, 2001

The Company's revenues were $3,068,921 for the six months ended
January 31, 2002 as compared to $3,245,045 for the six months ended January 31, 2001.

Gross profit of $1,556,456 for the six months ending January 31, 2002 represented 50.7 % of sales as compared to $1,529,970 which represented 47.1% of sales in the same period ended January 31, 2001.

The Company's income before income taxes for the six months ending January 31, 2002 was $189,540 as compared to $205,183 in the same period last fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit totaling $750,000 which it uses for short-term borrowing to acquire inventory and finance accounts receivable.
On January 31, 2002, the outstanding balance on these lines was $186,013.
The lines of credit and its current assets of $1,190,379 are deemed sufficient to fund operations for the next twelve months. As of January 31, 2002, the Company had $563,987 available under the lines of credit.

VARTECH SYSTEMS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JANUARY 31, 2002

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

VARTECH SYSTEMS INC.
(Registrant)

DATE:  March 15, 2002

                                       C. Wayne Prater
                                       President and Chief Executive Officer

                                       signed/s/ C. Wayne Prater