Form 10-Q/A
period 2002-01-31
VARTECH SYSTEMS INC
filed 2002-03-20
CIK 846535

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           VarTech Systems Inc.

                              Balance Sheets

                                              January 31,        July 31,
                                                 2002              2001
                                               Unaudited         Audited
                                             ------------     ------------
ASSETS
Current Assets
  Cash and cash equivalents                   $   105,760       $   78,806
  Accounts receivable - trade                     564,368          569,063
  Accounts receivable - other                         638            2,755
  Inventory                                       519,613          395,464
                                             ------------     ------------
     Total current assets                       1,190,379        1,046,088

Furniture and equipment                           527,345          524,935
Leasehold improvements                             12,145           12,145
Less:  Accumulated depreciation                  (351,384)        (311,611)
                                             ------------     ------------
                                                  188,105          225,469

Deposits                                           14,370           14,370
                                             ------------     ------------
    Total assets                              $ 1,392,855     $ 1,285,927

                                              ============     ============

                           VarTech Systems Inc.

                              Balance Sheets

                                              January 31,         July 31,
                                                  2002              2001
                                               Unaudited          Audited
                                             ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable - credit lines                $   186,013       $   289,154
  Accounts payable                                253,632           159,053
  Income tax payable                               69,786            29,012
  Other accrued expenses                           92,798           122,637
                                             ------------      ------------
     Total current liabilities                    602,229           599,856

Deferred income taxes                              26,820            34,038
                                             ------------      ------------
    Total liabilities                             629,049           633,894

Common stock, 100,000,000 shares,
  $.001 par authorized; 2,100,000
  shares issued; 1,950,000 shares
  outstanding                                       2,100             2,100
Capital in excess of par value                    704,761           704,761
Treasury stock; 150,000 shares at cost           (150,000)         (150,000)
Retained earnings                                 206,945            95,172
                                             ------------      ------------
Total stockholders' equity                        763,806           652,033

Total liabilities and stockholders' equity    $ 1,392,855       $ 1,285,927
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