Form 10-Q
period 2002-04-30
VARTECH SYSTEMS INC
filed 2002-06-12
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter April 30, 2002

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

1,950,000 shares of common stock, $.001 par value, (the issuer's only class of common stock), were outstanding as of June 11, 2002.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           VarTech Systems Inc.

                              Balance Sheets

                                               April 30,         July 31,
                                                 2002              2001
                                              (Unaudited)       (Audited)
                                             ------------     ------------
ASSETS
Current Assets
  Cash and cash equivalents                   $    89,197      $    78,806
  Accounts receivable - trade                     537,398          569,063
  Accounts receivable - other                           0            2,755
  Loan Receivable                                  97,321                0
  Inventory                                       736,630          395,464
                                             ------------     ------------
     Total current assets                       1,460,546        1,046,088
                                             ------------     ------------

Furniture and equipment                           527,445          524,935
Leasehold improvements                             12,145           12,145
Less:  Accumulated depreciation                  (373,361)        (311,611)
                                             ------------     ------------
                                                  166,229          225,469
                                             ------------     ------------

Deposits                                            9,870           14,370
                                             ------------     ------------

    Total assets                              $ 1,636,645      $ 1,285,927
                                             ============     ============

                           VarTech Systems Inc.

                              Balance Sheets

                                               April 30,         July 31,
                                                 2002              2001
                                              (Unaudited)       (Audited)
                                             ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable - credit lines                $   334,198      $   289,154
  Accounts payable                                330,307          159,053
  Income tax payable                               63,727           29,012
  Other accrued expenses                          106,933          122,637

                                             ------------     ------------
     Total current liabilities                    835,165          599,856

Deferred income taxes                              23,212           34,038
                                             ------------     ------------
    Total liabilities                             858,377          633,894
                                             ------------     ------------

Common stock - 100,000,000 shares,
  $.001 par authorized; 2,100,000
  shares issued; 1,950,000 shares
  outstanding                                       2,100            2,100
Capital in excess of par value                    704,761          704,761
Treasury stock; 150,000 common stock shares      (150,000)        (150,000)
Retained earnings                                 221,407           95,172
                                             ------------     ------------
Total stockholders' equity                        778,268          652,033
                                             ------------     ------------

Total liabilities and stockholders' equity    $ 1,636,645      $ 1,285,927
                                             ============     ============

                            VarTech Systems Inc.

                             Statements of Income
                                  (Unaudited)

                                Quarter Ended            Nine Months Ended
                                  April 30,                  April 30,
                             2002         2001           2002         2001
                          ----------   ----------     ----------   ----------
Sales                     $1,684,030   $1,831,948     $4,752,951   $5,076,992
Cost of sales                933,869    1,114,651      2,446,334    2,829,726
                          ----------   ----------     ----------   ----------
Gross profit                 750,161      717,297      2,306,617    2,247,266

Operating expenses           730,165      720,469      2,097,081    2,045,256
                          ----------   ----------     ----------   ----------
Net income (loss) before
  income taxes                19,996       (3,172)       209,536      202,010

Income taxes                   5,533        3,256         83,301       74,509
                          ----------   ----------      ----------   ----------
Net income (loss)         $   14,463   $   (6,428)    $  126,235   $  127,501

Basic and diluted net
  Income (loss) per
  common share                   .01            -            .07          .07

Weighted average number
  of common shares
  outstanding:
                            1,950,000    1,950,000      1,950,000    1,950,000

                           VarTech Systems Inc.

                           Statements of Cash Flows
                                 (Unaudited)

                                        Quarter Ended       Nine Months Ended
                                          April 30,             April 30,
                                       2002       2001       2002       2001
                                    ---------  ---------  ---------  ---------
Cash flows from operating activities
  Net Income                        $  14,463  $  (6,428)  $ 126,235  $ 127,501
  Adjustments to net cash provided
   by (used in) operating activities:
     Depreciation                      21,975     20,566     61,750     64,466
     Deferred income taxes             (3,609)     4,901    (10,827)    14,707
  Changes in operating assets
   and liabilities:
    Decrease (increase) in assets
     Accounts receivable               27,608   (106,158)   34,420    (356,816)
     Inventory                       (217,016)    17,457  (341,165)   (143,226)
     Other assets                       4,500    101,610     4,500      99,014
    Increase (decrease) in
    liabilities
     Accounts payable                  76,675     55,497    160,292    155,269
     Accrued expenses                   8,077     (1,908)    29,974     57,058
                                    ---------  ---------  ---------  ---------
Net cash provided by (used in)
  operating activities                (67,327)    85,537     65,179     17,973
                                    ---------  ---------  ---------  ---------
Cash flows from investing activities
  Purchase of property and
   equipment                             (100)         0     (2,510)   (21,760)
  Net increase in account
   receivable - shareholder                 0          0          0    (30,790)
  Net increase in loan receivable     (97,320)         0    (97,320)         0
  Proceed from sale of furniture
   And equipment                            0          0          0     20,270
                                    ---------  ---------  ---------  ---------
Net cash used in
  investing activities                (97,420)         0    (99,830)   (32,280)
                                    ---------  ---------  ---------  ---------
Cash flows from financing activities
  Net (payments on) proceeds from
   lines of credit                     148,184   (52,622)    45,042     45,736
                                    ---------  ---------  ---------  ---------
Net cash (used in) provided by
  financing activities                 148,184   (52,622)    45,042     45,736
                                    ----------  ---------  ---------   -------
Net increase (decrease) in cash
  and cash equivalents                 (16,563)   32,915     10,391     31,429

Cash and cash equivalents,
  beginning of period                  105,760    13,652     78,806     15,138
                                      ---------  ---------  ---------  ---------
Cash and cash equivalents,
  end of period                      $  89,197   $46,567   $ 89,197   $ 46,567
                                      =========  =========  ========= =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


THREE MONTHS ENDED APRIL 30, 2002
COMPARED TO APRIL 30, 2001

The Company's revenues decreased to $1,684,030 in the third quarter of fiscal 2002 as compared to $1,831,948 in the third quarter of fiscal 2001. This revenue decrease is due to the continued decreased sales in the 21st Network division.

Gross profit of $750,161 for the third quarter ended April 30, 2002 represented 44.5% of sales as compared to $717,297 which represented 39.2% of sales in the same period ended April 30, 2001. The increase in profit margin is due to a increase in display sales and repairs which has a higher margin than the 21st Network division.

The Company's pretax operating income in the third quarter of fiscal 2002 was $19,996 as compared to an operating loss of $3,172 in the same period of fiscal 2001.


NINE MONTHS ENDED APRIL 30, 2002
COMPARED TO APRIL 30, 2001

The Company's revenues were $4,752,951 for the nine months ended
April 30, 2002 as compared to $5,076,992 for the nine months ended
April 30, 2001.

Gross profit of $2,306,617 for the nine months ended April 30, 2002 represented 48.5% of sales as compared to $2,247,266 which represented 44.2% of sales in the same period ended April 30, 2001.

The Company's net income before income taxes for the nine months ended April 30, 2002 was $209,536 as compared to income of $202,010 for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit totaling $750,000 which it uses for short-term borrowing to acquire inventory and finance accounts receivable.
On April 30, 2002, the outstanding balance on these lines was $334,198. The lines of credit and its current assets of $1,460,546 are deemed sufficient to fund operations for the next twelve months. As of April 30, 2002, the Company had $415,802 available under the lines of credit.

VARTECH SYSTEMS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
APRIL 30, 2002

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

DATE:  June 11, 2002

                                   C. Wayne Prater
                                   President and Chief Executive Officer

                                   signed/s/ C. Wayne Prater