Form 10-K
period 2002-07-31
VARTECH SYSTEMS INC
filed 2002-10-29
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549

                                       FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT  OF 1934
                         For the fiscal year ended July 31, 2002

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

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of October 1, 2002 was $348,750. On such date, the average of the bid and asked prices of the common stock was $.75 per share. The registrant had 1,950,000 shares of common stock, $.001 par value, outstanding as of October 1, 2002.

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

During the period from 1991 through 1999, the company pursued various business opportunities and acquisitions including the repair and rebuilding of computer disk drives, reselling of computer mainframe, network design services, the marketing of online educational products and other miscellaneous ventures.

Description of Business

VarTech Systems Inc. manufactures and sells it's own line of industrial monitors and repairs and refurbishes most other industrial grade monitors.

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

Warranty and Customer Service

The Company provides a repair, replacement or full refund warranty for 6 months from the date of sale. There were no significant warranty claims pending at July 31, 2002.

Employees

As of July 31, 2002, the Company employed thirty-five people full-time including three executive officers. Employee relations are considered good and the Company has no collective bargaining contracts covering any of its employees.

Competition

The Company is involved in a market where many different companies provide the same basic services. There is no dominant company engaged in providing the same basic services as that of the Company.

ITEM 2.  PROPERTIES

The Company is headquartered in 15,746 square feet of leased office space in Baton Rouge, Louisiana under a five year lease which expires November 2004, and a 12,000 square foot service and assembly facility in Philadelphia, Pennsylvania with a three year lease which expires in August 2005.

ITEM 3.  LEGAL PROCEEDINGS

See notes to financial statements - Note 9, Commitments and contingencies-Legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal year ending July 31, 2002.


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq bulletin board market, under the symbol VRTK. The following table sets forth the quarterly high and low bid prices as reported for the periods indicated:

                    Fiscal Year ended          Fiscal Year ended
                      July 31, 2002              July 31, 2001
                  High(1)         Low(1)     High(1)         Low(1)

1st Quarter        $0.80          $0.45       $1.75          $1.00
2nd Quarter        $1.23          $0.51       $1.50          $0.63
3rd Quarter        $1.05          $0.45       $1.00          $0.25
4th Quarter        $0.75          $0.55       $1.15          $0.45

(1) The prices set forth in the table above were provided by the National Quotation Bureau and reflect the high and low bid prices over each quarter.

During 2002, the price range for the Company's common stock averaged a bid of $.77 per share.

These prices may represent inter-dealer quotations without retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

As of July 31, 2002, the Company had 269 holders of record of its common shares.

The Company has never paid cash dividends on its common stock and has no plans to pay cash dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA
                                                July 31,
                          2002        2001        2000        1999      1998

Balance Sheet Data
 Total assets         $1,605,300  $1,285,927  $1,178,273  $1,327,455  $2,959,956
 Long term debt             -         -             -         47,998     101,056
 Stockholders' equity    816,284     652,033     513,276     522,824     433,044

Income Statement Data

Revenues from continuing
 operations             6,105,908   5,763,490   4,146,953   2,884,664  2,134,045
Net income from
 continuing operations    263,124     182,752     239,409       7,999    236,167
Basic and diluted net
 income per common share
 -continuing operations       .13         .09         .12          -         .12

Weighted average number
   of common shares
   outstanding:
     Basic              1,950,000   1,950,000   1,987,808   1,988,750 1,948,942
     Diluted            1,950,000   1,950,000   2,018,349   1,988,750 1,948,942
Common shares
   outstanding          1,950,000   1,950,000   1,950,000   2,100,000 1,950,000
Preferred shares
   outstanding                -           -           -           -         -


There were no shares of the Company's sole class of preferred stock, $.01 par value, outstanding as of July 31, 2002, 2001, 2000, 1999 and 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's 2002 sales volume from continuing operations increased over 2001 by $342,418 or 6%. The increase in continuing operation sales was due to the continued introduction and expansion of the Company's new product line.

The increase in pretax operating income from continuing operations for 2002 of $389,966 as compared to $285,389 for 2001 is directly related to the focus and concentration on generating increased revenue from displays.

Company Cost of Sales

Continuing operation cost of sales for the years ended July 31, 2002, 2001
and 2000 were 61.4%, 58.5% and 52.2%, respectively.   The increase in overall
cost of sales as a percent of revenue is due to the Company's increased focus on new product sales which carry a lower margin than repairs and refurbishment.

Other Operating Expenses

Continuing operation selling expenses as a percentage of sales for the years ended July 31, 2002, 2001 and 2000 were 8.4%, 11.5% and 19.2%, respectively.

Continuing operation administrative and general expenses increased by $22,000 from 2001 to 2002; however, as a percentage of sales it remained constant at approximately 22%. This percentage should begin to decrease as the sales volume increases.

Continuing operation interest expense decreased from 2001 to 2002 due to a decrease in outstanding loan balances.

Liquidity and Capital Resources

The Company has $1,497,949 in current assets at July 31, 2002 and $778,670 in current liabilites. The Company has lines of credit totaling $750,000, of which $418,069 was available at July 31, 2002.

The Company believes its cash generated from operations, its ability to secure short term working capital needs, and the prospects of increasing sales will provide sufficient cash to meet current working capital needs. Capital is typically provided primarily through cash from operations and credit received from trade creditors and advances from the established lines of credit. The working capital ratio improved to 1.92 in 2002 as compared to 1.74 in 2001.

There were capital expenditures for property and equipment during the fiscal years ended July 31, 2002, 2001 and 2000 totaling $2,500, $1,500 and $48,000.
No major capital expenditures are expected for fiscal 2002.

The Company had no long-term debt at July 31, 2002. The Company had $331,931 and $289,154 of advances against lines of credit at July 31, 2002 and 2001. These funds were used to fund the purchase of products for sale and to finance receivables. The Company does not anticipate the need for long-term borrowing for fiscal year 2003.

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

                                               Positions(s)
      Name                Age               with the Company

C. Wayne Prater            61       President, Chief Executive Officer
                                      and Director

J. Keith Henderson         36       Vice-President, Chief Operating Officer
                                      and Director

Daniel S. Gould            39       Vice-President, Secretary and Director


Michele L. Gould           39       Director


Lucy M. Prater             58       Director

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

     J. Keith Henderson is Vice-President, Chief Operating Officer and a Director of the Company. Since 1991, Mr. Henderson has been active in the day to day operations of the Company.

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

     Lucy M. Prater is the wife of C. Wayne Prater and is a Vice President and director of PTR Capital Corporation.


ITEM 11.  EXECUTIVE COMPENSATION

The following schedule lists those Officers or Directors who have received cash compensation, bonuses, or deferred compensation in excess of $100,000.


 Name and                                             Common Stock
 Principal                                Other      Options Granted
 Position              Year    Salary  Compensation   (# Shares)

 C. Wayne Prater       2002  $150,000    $  9,000           -
 President and
 Chief Executive       2001  $147,500    $100,000           -
 Officer
                       2000  $ 77,500    $150,000         100,000


J.Keith Henderson      2002  $120,000    $  9,000           -
Vice-President,
Chief Operating        2001  $114,000       -               -
Officer and
Director               2000      -          -               -


(1) See Item 13, "Certain Relationships and Related Transactions".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth as of July 31, 2002, the shares of the
Company beneficially owned by each person known to management to be the beneficial owner of more than five percent (5%) of the outstanding shares, by each officer and director, and by all officers and directors of the Company as a group:
                                                  Amount and
                                                   Nature of        Percent
Name and address of               Title of        Beneficial           of
  Beneficial Owner                 Class           Ownership         Class

Michele L. Gould                   Common            12,700           0.65%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana  70809

J. Keith Henderson                 Common           100,600           5.16%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana  70809

C. Wayne Prater                    Common         1,353,297(1)       69.40%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana  70809

Daniel S. Gould                    Common            18,000           0.92%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana 70809

Lucy M. Prater                     Common         1,353,297(2)       69.40%

All Officers and Directors         Common         1,484,597            76%
as a Group (5 Persons)

(1) Mr. Prater owns 110,497 shares directly; 1,206,550 shares owned indirectly which are held by PTR Capital Corporation; and 36,250 shares which are held by his wife Lucy M. Prater.

(2) Mrs. Prater owns 36,250 shares directly; 1,206,550 shares are owned indirectly which are held by PTR Capital Corporation; and 110,497 which are held by her husband C. Wayne Prater.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
FORM 8-K

(a) The following documents are filed as parts of this Report starting on page F1:

1.  Financial Statements

    Independent Auditors' Report
    Balance Sheets
    Statements of Income
    Statements of Changes in Stockholders' Equity
    Statements of Cash Flows
    Notes to Financial Statements


2.  Schedules

    NONE

3. The exhibits are listed in the Index of Exhibits required by Item 601 of Regulation S-K at Item (c) below.


(b) Reports on Form 8-K
    No reports on Form 8-K have been filed by the Company during the quarter ended July 31, 2002.


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

                      Independent Auditors' Report



To the Board of Directors
of VarTech Systems Inc.
Baton Rouge, Louisiana


We have audited the accompanying balance sheets of VarTech Systems Inc. as of July 31, 2002 and 2001, and the related statements of income, changes in stockholders' equity and cash flows for the years ended July 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VarTech Systems Inc. as of July 31, 2002 and 2001, and the results of it's operations and cash flows for the years ended July 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.


                        /s/ Laney, Boteler & Killinger




Atlanta, Georgia
September 6, 2002



                            VarTech Systems Inc.

                               Balance Sheets

                                   Assets

                                                             July 31,
                                                    -------------------------
                                                        2002           2001
                                                    ----------    -----------
Current assets
   Cash and cash equivalents                        $   33,531    $    78,806
   Accounts receivable - trade                         667,554        569,063
   Accounts receivable - other                               -          2,755
   Inventory                                           796,864        395,464
                                                     ---------      ---------
      Total current assets                           1,497,949      1,046,088
                                                     ---------      ---------
Property and equipment
   Furniture and fixtures                              177,945        179,177
   Equipment                                           226,288        345,758
   Leasehold improvements                               12,145         12,145
                                                     ---------      ---------
                                                       416,378        537,080
   Less: Accumulated depreciation                      316,027        311,611
                                                     ---------      ---------
                                                       100,351        225,469
Other assets                                         ---------       --------
   Deposits                                              7,000         14,370
                                                     ---------      ---------
                                                         7,000         14,370
                                                     ---------      ---------
                                                    $1,605,300     $1,285,927
                                                    ==========     ==========

See notes to financial statements

                                    F2

                         VarTech Systems Inc.

                            Balance Sheets

                   Liabilities and Stockholders' Equity

                                                            July 31,
                                                  ---------------------------
                                                      2002             2001
                                                  ----------        ---------
Current liabilities
   Notes payable - credit lines                   $  331,931        $ 289,154
   Accounts payable                                  276,693          159,053
   Income taxes payable                               65,759           29,012
   Other accrued expenses                            104,287          122,637
                                                  ----------      -----------
       Total current liabilities                     778,670          599,856

Deferred income taxes                                 10,346           34,038
                                                  ----------      -----------
        Total liabilities                            789,016          633,894
                                                  ----------      -----------

Stockholders' equity
  Preferred stock, 1,000,000 shares,
     $.01 par authorized, no shares issued              -                -
  Common stock, 100,000,000 shares,
     $.001 par authorized; 2,100,000
     shares issued; 1,950,000 outstanding              2,100            2,100
  Capital in excess of par value                     704,761          704,761
  Treasury stock; 150,000 shares at cost            (150,000)        (150,000)
  Retained earnings                                  259,423           95,172
                                                 -----------       ----------
        Total stockholders' equity                   816,284          652,033
                                                 -----------       ----------
                                                 $ 1,605,300      $ 1,285,927
                                                 ===========       ==========

See notes to financial statements

                                    F3

                            VarTech Systems Inc.

                         Statements of Income (Loss)

                                        For the Years Ended July 31,
                                  ---------------------------------------
                                      2002          2001           2000
                                  ----------     ----------    ----------
Revenues                          $6,105,908     $5,763,490    $4,146,953
Cost of sales                      3,746,669      3,370,087     2,164,751
                                  ----------     ----------    ----------
Gross profit                       2,359,239      2,393,403     1,982,202
                                  ----------     ----------     ---------

Operating expenses
   Selling expense                   514,183        666,243       797,361
   Administrative and general      1,349,250      1,327,605       823,362
                                  ----------     ----------    ----------
                                   1,863,433      1,993,848     1,620,723
                                  ----------     ----------    ----------
Income before other
 operating expenses                  495,806        399,555      361,479
                                  ----------     ----------    ----------

Other operating expenses (income)
   Interest expense                   14,281         42,580        33,547
   Depreciation and amortization      91,559         71,586        70,305
   Gain from release of debt              -              -       (105,267)
                                   ----------     ----------    ----------
                                     105,840        114,166        (1,415)
                                   ----------     ----------    ----------
Income from continuing
 operations before income tax
 provision                           389,966        285,389       362,894

Income tax provision                (126,842)       (102,637)    (123,485)
                                    ----------     ----------    ----------
Net income before loss from
discontinued operations              263,124         182,752      239,409

Loss from discontinued operations,
net of income tax benefit of
$54,373, $25,802 and
$75,336, respectively                (98,873)       (43,995)       (98,957)
                                   ----------       --------      ---------
Net income                         $ 164,251        $138,757     $ 140,452
                                   ==========       ========      =========
Basic and diluted net income
per common share - continuing
operations                         $     .13        $    .09     $      .12
                                   ==========       ========     ==========

Basic and diluted net loss per
common share-discontinued
operations                         $    (.05)       $  (.02)     $     (.05)
                                   ==========       ========     ===========

Basic and diluted net income
per common share                   $     .08        $    .07     $      .07
                                   ==========       ========     ===========

Weighted average number of
common shares outstanding:
     Basic                         1,950,000       1,950,000      1,987,808
                                   =========       =========      =========
     Diluted                       1,950,000       1,950,000      2,018,349
                                   =========       =========      =========

See notes to financial statements


                                     F4

                             VarTech Systems Inc.

                 Statements of Changes in Stockholders' Equity
                for the Years Ended July 31, 2002, 2001 and 2000


              Common Stock Issued   Capital in  Retained                Total
              -------------------   Excess of  Earnings  Treasury  Stockholders'
                  Shares   Amount   Par Value  (Deficit)   Stock      Equity
                --------  -------   ---------   -------- --------  ----------

Balance,
July 31, 1999   2,100,000  $2,100  $ 704,761   $(184,037)  $  -      $ 522,824

Purchase of
treasury stock                                            (150,000)   (150,000)

Net income for
 the year ended
 July 31, 2000                                   140,452               140,452

                 ---------  ------  ---------   --------  ---------   ---------
Balance,
 July 31, 2000  2,100,000   2,100    704,761     (43,585) (150,000)    513,276

Net income for
 the year ended
 July 31, 2001                                   138,757               138,757
                 ---------  ------  ---------    -------- ---------   --------
Balance,
July 31, 2001   2,100,000   2,100    704,761     95,172   (150,000)    652,033

Net income for
 the year ended
 July 31, 2002                                   164,251               164,251
                ---------  ------  ---------     --------  ---------   -------
Balance,
July 31, 2002   2,100,000  $2,100  $ 704,761   $259,423  $(150,000)  $ 816,284
                =========  ======  =========   ========  =========   =========



See notes to financial statements

                                    F5

                             VarTech Systems Inc.

                            Statements of Cash Flows

                                               For the Years Ended July 31,
                                           ---------------------------------
                                              2002        2001       2000
                                           ---------   --------  -----------
Cash flows from operating activities
 Net income                                $ 164,251   $138,757   $ 140,452
 Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
    Depreciation and amortization            127,629     88,204      86,554
    Gain from release of debt                    -         -       (105,267)
    Deferred income taxes                    (23,692)    11,533      47,440
  Changes in operating assets and liabilities:
   Decrease (increase) in assets
    Accounts receivable                      (95,736)   (68,541)     58,632
    Inventory                               (401,400)   (193,779)    18,550
    Other operating assets                     7,370     100,618      5,560
   Increase (decrease) in liabilities
    Accounts payable                         117,640    (40,563)    (15,399)
    Income taxes payable                      36,747     29,012          -
    Accrued expenses                         (18,350)    32,337      (9,838)
    Deferred lease expense                        -         -       (20,632)
                                             ---------   --------  ---------
Net cash (used in) provided by
  operating activities                      (85,541)      97,578    206,052
                                             ---------   --------  --------

Cash flows from investing activities
  Purchase of property and equipment         (2,511)      (1,490)   (47,530)
  Net decrease (increase) in account
  and note receivable-stockholder                -        22,500    (22,500)
                                             ---------   ---------  --------
Net cash (used in) provided by
  investing activities                       (2,511)      21,010    (70,030)
                                             ---------   --------- ---------


Cash flows from financing activities
  Net proceeds from (payments on)
   credit lines                              42,777       (54,920)       (344)
  Purchase of treasury stock                   -              -      (150,000)
                                           ---------    ---------   ---------
Net cash (used in) provided by
  financing activities                       42,777       (54,920)   (150,344)
                                           ---------     ---------   ---------

Net (decrease) increase in cash and
  cash equivalents                          (45,275)       63,668     (14,322)
Cash and cash equivalents,
 beginning of year                           78,806        15,138      29,460
                                            ---------    ---------   ---------
Cash and cash equivalents, end of year     $ 33,531    $   78,806    $ 15,138
                                            =========    =========   =========


See notes to financial statements

                                    F6

                          VarTech Systems Inc.

                      Notes to Financial Statements
                          July 31, 2002 amd 2001

Note 1 - Summary of significant accounting policies

Organization and description of business
VarTech Systems Inc. (the "Company" or "VarTech"), was incorporated under the laws of the State of Colorado on April 5, 1988. In October 1989, the Company completed a public offering of its common stock. PTR Capital Corporation, a Delaware corporation, acquired control of the Company as of January 15, 1991, through the purchase of a majority of the Company's common stock. PTR Capital is wholly owned by the CEO of the Company.

The Company's business is the repair and refurbishment of industrial grade monitors and the value added reselling of the VarTech Displays line of industrial monitors.

Prior to May 2002, the Company also operated two additional business segments. The Company provided computer consulting services which included network design, installation and software application development and the Company also marketed online computer training products and other internet related services. These segments, referred to as the consulting and network business segments, were discontinued in May 2002 (Note 2).

Cash and cash equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at July 31, 2002 or 2001.

Allowance for doubtful accounts
The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts is based on management's estimate of uncollectible accounts. At July 31, 2002 and 2001, all accounts receivable were considered collectible and no allowance is considered necessary.

Inventories
Inventories of merchandise held for sale are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method of accounting for inventory. Inventories of the Company's educational product licenses were stated at the lower of cost or market, with cost being determined by using the specific identification method of accounting for inventory.

Property, equipment and depreciation
Property and equipment are recorded at cost. Depreciation is provided using straight-line methods over the estimated useful lives of the assets. Useful lives range from five to ten years for the furniture, fixtures and equipment and ten years for the leasehold improvements. Maintenance and repairs are charged to expense as incurred. Upon sale, retirement or other disposition of an asset, the cost and accumulated depreciation are removed and any gain or loss on the disposition is included in income.

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

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principals United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Treasury stock
The Company uses the cost method of accounting for the aquisition or disposition of the Company's own stock.

Stock options and compensation
The Company accounts for stock options in accordance with the provisions of APB Opinion No. 25, "Accounting for stock issued to employees", and related pronouncements. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, the Company has not recognized compensation expense for its options granted during the periods presented. The Company has adopted the disclosure provisions of FASB Statement No. 123, "Accounting for stock-based compensation". These disclosure provisions allow entities to continue to apply the provisions of APB Opinion No. 25 if accompanied by disclosure of pro forma earnings and earnings per share calculations for employee stock option grants as if the fair-value-based method defined in FASB Statement No. 123 had been applied.

Advertising and promotion
The Company expenses the production costs of advertising the first time the advertising takes place. Advertising and promotion expense for continuing operations totaled $81,106, $19,920 and $6,350 for the years ended July 31, 2002, 2001 and 2000, respectively.

Revenue recognition policy
Income is earned and recognized when the goods are delivered, services are performed or licenses are sold and collection is reasonably assured and no further obligation of the Company exists.

Note 2 - Discontinued Operations

In recent years, the Company had operated and presented financial results in three separate business segments described as follows:

 Display segment - repair and refurbishment of industrial grade monitors and value added reselling of the VarTech Displays line of industrial monitors.

 Consulting segment - computer consulting services which included network design, installation and software application development.

 Network segment - marketed online computer training products and other internet related services.

In May 2002, the Company abandoned operations of the Consulting and Network segments. In accordance with applicable accounting standards, the results of operations of these discontinued business segments are presented as a component of discontinued operations in the statement of income. Operating results for these discontinued segments previously reported for the years ended July 31, 2001 and 2000, have been reclassified in the statement of income and included with discontinued operations.

Summarized results of operations for the Consulting and Network segments are as follows:

                                   For the years ended July 31,
                             --------------------------------------
                                2002          2001          2000
                             ----------    ----------    ----------
Revenue                      $ 387,452     $1,071,519    $2,447,186
Cost of goods                  286,490        571,062     1,195,063
                             ----------    ----------    ----------
Gross profit                   100,962        500,457     1,252,123
                             ----------    ----------    ----------

Selling expenses                75,926        300,250       763,810
Administrative and general     142,212        253,386       646,357
Depreciation                    36,070         16,618        16,249
                             ---------     ----------     ---------
                               254,208        570,254     1,426,416
                             ---------     ----------     ---------
Loss before income tax
 benefit                      (153,246)       (69,797)     (174,293)
Income tax benefit              54,373         25,802        75,336
                              ---------     ----------    ----------
Loss from discontinued
 operations                  $ (98,873)     $ (43,995)    $ (98,957)
                             ==========     ==========    ==========

Note 3 - Stock options

On November 1, 1999, the Board of Directors approved a Stock Options and Purchase Plan which authorizes the Company's CEO and majority shareholder to grant options to employees of the Company to purchase shares of the Company's common stock. The plan allows for options to be granted in recognition of services performed and as an incentive for future performance and are limited to 200,000 shares per employee per year. Accordingly, options to purchase 245,000 shares of the Company's common stock were granted to 5 key employees (including 100,000 share options granted to the CEO and majority shareholder) during the year ended July 31, 2000, at an exercise price of $1.25. If unexercised, this option group is scheduled to expire on October 31, 2004.

The following summarizes information about stock options outstanding and exercisable for the years ended July 31, 2000, 2001 and 2002.

                                                                Weighted
                                 Options           Options       Average
                               Outstanding       Exercisable      Price
                              ------------      -------------    --------
Balances at July 31, 1999            -               -            $  -
  Granted in 2000                245,000           245,000         1.25
                                 -------           -------         ----
Balances at July 31, 2000        245,000           245,000         1.25
  Canceled/Expired                  -                 -              -
                                 -------           -------         ----
Balances at July 31, 2001        245,000           245,000         1.25
  Canceled/Expired               (35,000)          (35,000)        1.25
                                 -------           -------         ----
Balances at July 31, 2002        210,000           210,000       $ 1.25
                                 =======           =======         ====


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

The composition of basic and diluted net income per common share is summarized as follows:

                                                           Weighted      Per
                                                  Net       Average     Share
                                                Income       Shares    Amount
                                               --------    ---------   ------
         July 31, 2000
___________________________________
Net income per common share - basic            $140,452    1,987,808      .07
Effect of dilutive securities: Stock Options       -          30,541       -
                                               --------    ---------    -----
Net income per common share - diluted          $140,452    2,018,349   $  .07
                                               ========    =========    =====

For purposes of determining diluted earnings per share, there were no common stock equivalents at July 31, 2002 or 2001.


Note 5 - Treasury stock

During the year ended July 31, 2000, the Company repurchased 150,000 shares of common stock from the CEO and majority shareholder for $1.00 per share.

Note 6 - Notes payable-credit lines and other credit facilities

Notes payable credit lines consisted of the following at July 31, 2002 and 2001:

                                                            2002        2001
                                                         ---------   ---------
Draws against a $50,000 credit line payable
to Hibernia National bank with interest at variable
rates (6.75% at July 31, 2002). The credit line is
renewable annually and has a current maturity
of March 19, 2003.  The loan is secured by a
guarantee from the CEO.                                   $ 30,502   $ 39,177

Draws against a $600,000 demand credit line
payable to Hibernia National Bank with interest
at the WSJ prime rate (4.75% at July 31, 2002).
The maturity date of the credit line is August 24,
2003.  Maximum draws against this credit line at
any time are limited to the lesser of $600,000 or
80% of trade receivables plus 35% of inventory.
This credit line is secured by the Company's cash
accounts with the bank, accounts receivable,
inventory and a guarantee from the CEO.
                                                           301,429     249,977
                                                           -------     -------
                                                         $ 331,931   $ 289,154
                                                           =======     =======


The Company also has access to two additional $50,000 credit lines with different banks. As of July 31, 2002 and 2001 no advances had been made from these credit facilities.

Note 7 - Gain from release of debt

Upon execution of the sub-lease agreement specified in Note 9, the Company agreed, in addition to the monthly rent, to make payments to the sub-lessor in connection with the purchase of furniture and equipment at the Company's office and warehouse space located in Baton Rouge, Louisiana. The unsecured obligation was payable in monthly installments of $5,000, including imputed interest at 9%, through May 1, 2001. The balance of this obligation totaled $105,267 at July 31, 1999. During the year ended July 31, 2000, the sub-lessor filed for bankruptcy and negotiated a lease cancellation agreement with the landlord effectively terminating the payment arrangement between the Company and sub-lessor. As a result, the Company recognized a gain from the release of this debt in the amount of $105,267.

Note 8 - Other related party transactions

During the year ended July 31, 2000, the Company made advances to the CEO and majority shareholder totaling $22,500. These advances, recorded as accounts receivable at July 31, 2000, were paid by the shareholder during the year ended July 31, 2001. Additionally, this shareholder was paid salary and consulting fees during the years ended July 31, 2002, 2001 and 2000, totaling $150,000, $247,500 and $150,000 respectively, for services performed.

Note 9 - Commitments and contingencies

Legal proceedings
a former employee and current stockholder of the Company filed a lawsuit against a past subsidiary of the Company, the Company and the CEO of the Company During the year ended July 31, 1999. The plaintiff asserts that he is entitled to enforce the payments due to him under the non-competition agreement contained in the agreement of employment. Although no dollar amount has been specified, the past employee seeks damages estimated by management and legal counsel at $1,150,000 stemming from the non-payment of a portion of his salary and the remaining scheduled non-compete payments. The suit has failed to move past the discovery stage and legal counsel for the Company has estimated, in their opinion at this stage, the probable outcome to be that the Company will have no liability under the lawsuit. Accordingly, no loss accrual has been made in the financial statements at July 31, 2002 or 2001.

Operating leases
Beginning September 1997, the Company leased its office and warehouse under a sub-lease scheduled to expire August 2002 (Note 7). Due to the declining financial position of the sub-lessor, the Company suspended all lease payments due under the sub-lease from the period beginning August 1999 through November 1999, at which time the Company was released from obligation under this lease. The Company negotiated a new lease directly with the landlord. The following summarizes the Company's current obligations under long-term leases at July 31, 2002:

Location                   Baton Rouge           Pennsylvania
Activity                 Office & Warehouse      Office & Shop
                         ------------------     ---------------

Date of lease                  10/7/99                7/9/99
Lease term begins              12/1/99               8/16/99
Lease term ends               11/30/04               8/30/05
Renewal option                    None                  None
Contingent rents                    No                    No
Initial rent                   $10,169                $5,000
Escalation               5/01 - 10,497            9/02-5,788
                         9/02 - 10,694

The Company also leased additional warehouse space in Baton Rouge under a long-term lease scheduled to expire April 30, 2003, with monthly rent payments of $4,690. This lease was cancelled during February 2002 and the company paid $25,000 as an early termination fee. Rent paid or accrued under these and other short-term office and warehouse leases, including common maintenance charges associated with each lease during the years ended July 31, 2002, 2001 and 2000, totaled $303,172, $300,198 and $255,950, respectively.

Future minimum payments, by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more consisted of the following at July 31, 2002:

                 Year Ending July 31,                    Amount
                 -------------------                   ---------

                       2003                            $ 196,801
                       2004                              197,786
                       2005                              112,233
                       2006                                5,788
                                                       ---------
                       Total                           $ 512,608
                                                       =========

Note 10 - Pension plans

Effective April 1, 1999, the Company adopted a 401(k) retirement plan for its employees. Under the current plan, employees may participate upon attaining the age of 21 and completing one year of service with the Company. The Company can make discretionary matching contributions to the plan. The Company made no matching contributions to the plan for the years ended July 31, 2002, 2001, or 2000.

Note 11 - Warranties

The company established a warranty program that generally provides for repair, replacement or full refund on all equipment sales for a period of six months from the date of sale. No significant warranty claims were filed during these years and, at July 31, 2002 and 2001, no significant warranty claims were pending.

Note 12 - Supplemental disclosure of cash flow information

Cash paid for interest during the years ended July 31, 2002, 2001 and 2000, totaled $14,281, $41,128 and $38,779, respectively.

Income taxes paid during the years ended July 31, 2002, 2001 and 2000, totaled $62,786, $38,056, and $0, respectively.

Note 13 - Income taxes

The components of the income tax provision or consist of the following:

                                      Year ended July 31,
                                   2002       2001       2000
                                  -------    -------    -------
Current:
   Federal                       $ 85,163    $ 58,976   $    709
   State                           10,998       6,326        -
                                  --------    -------      -----
                                   96,161      65,302        709

Deferred:
   Federal                        (19,410)      3,815     43,723
   State                           (4,282)      7,718      3,717
                                  --------     -------   -------
                                  (23,692)     11,533     47,440
                                  --------     -------   -------
Total income tax
 provision                        $72,469     $76,835    $48,149

Income tax benefit allocated
 to discontinued operations        54,373      25,802     75,336
                                  -------     -------    -------
Income tax provision allocated
to continuing operations         $126,842    $102,637   $123,485
                                 ========    ========   ========

Deferred income taxes are provided to reflect temporary differences between financial and income tax reporting. Deferred tax liabilities totaling $10,346 and $34,038 for the years ended July 31, 2002 and 2001, respectively relate to difference between financial and income tax deprectiation methods.

The provision for income taxes for the years ended July 31, 2002, 2001 and 2000, varies from the amount determined by applying the Federal statutory rate of 34% to pretax income as a result of the following:


                                                    2002      2001     2000
                                                  -------   -------  --------
Income tax expense at Federal
 statutory rate of 34%                            $80,484   $72,537  $64,124
  Effect of graduated rates on Federal income tax  (7,562)   (6,951)    (897)
  Benefit of net operating losses                     -      (3,251) (14,377)
  Property and equipment                           (8,700)    4,923      -
  State income taxes                                6,716     9,826      -
  Other                                             1,531      (249)    (701)
                                                  --------  --------  --------
Actual income tax provision                        $72,469   $76,835  $48,149
                                                  ========  ======== ========

As of July 31, 2002, the company has used all Federal and State loss carry forwards.

Note 14 - Fair values of financial instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

Cash and cash equivalents - The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value due to the short maturity of these instruments.

Current-term debt - The carrying amount reported in the balance sheet for current-term debt approximates fair value due to the short maturity of these instruments.
The cost and estimated fair values of the Company's financial instruments at July 31, 2002 and 2001, are as follows:
                                                 Carrying      Fair
                                                  Amount       Value
                                                ---------     -------
                                                     July 31, 2002
                                                ---------------------
Financial assets:
  Cash and cash equivalents                     $  33,531    $ 33,531
                                                =========    ========
Financial liabilities:
  Current-term debt                             $ 331,931   $ 331,931
                                                =========   =========

                                                     July 31, 2001
Financial assets:
  Cash and cash equivalents                     $  78,806    $ 78,806
                                                =========    ========
Financial liabilities:
  Current-term debt                             $ 289,154   $ 289,154
                                                =========   =========


Note 15 - Accrued expenses

Accrued expenses consisted of the following at July 31, 2002 and 2001:

                                                 2002         2001
                                              --------     --------
  Salary and commissions payable              $ 95,013     $ 97,842
  Rent                                             -         11,942
  Payroll taxes                                  6,021        5,606
  Other accrued expenses                         3,253        7,247
                                               --------     --------
                                             $ 104,287     $122,637
                                             =========     ========

Note 16 - Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended July 31, 2002 and 2001, follows:

                                        Quarter Ended
                        ------------------------------------------------
                        October 31,  January 31,   April 30,    July 31,
                           2001         2002         2002         2002
                        ----------   ----------   ----------   ----------
Revenue                 $1,563,981   $1,504,940   $1,684,030   $1,740,409
Expenses                 1,474,614    1,404,767    1,664,034    1,713,225
Income before
  income tax                89,367      100,173       19,996       27,184
Net income                  53,002       58,770       14,463       38,016
Basic EPS                      .03          .03          .01          .02
Diluted EPS                    .03          .03          .01          .02


                        October 31,  January 31,    April 30,    July 31,
                           2000         2001          2001         2001
                        -----------  ----------    ----------   ----------
Revenue                 $1,667,223   $1,577,822    $1,831,948   $1,758,016
Expenses                 1,566,713    1,473,154     1,835,120    1,744,430
Income (loss) before
  income taxes             100,510      104,668        (3,172)      13,586
Net income (loss)           64,482       69,447        (6,428)      11,256
Basic EPS                      .03          .04           .00          .00
Diluted EPS                    .03          .04           .00          .00

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 29th day of October 2002.


                             VARTECH SYSTEMS INC.
                                (Registrant)



                              By:   /s/    C. Wayne Prater
                              _____________________________________
                              C. Wayne Prater, President and Chief
                                                  Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of October 2002.


          Signature                              Title

 signed C. Wayne Prater             President, Chief Executive Officer
C. Wayne Prater                       and Director

 signed J. Keith Henderson          Vice-President, Chief Operating Officer
J. Keith Henderson                    and Director

 signed Daniel S. Gould             Vice-President, Secretary and Director
Daniel S. Gould

 signed Michele L. Gould            Director
Michele L. Gould

 signed Lucy M. Prater              Director
Lucy M. Prater