Form 10-Q
period 2002-10-31
VARTECH SYSTEMS INC
filed 2002-12-12
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter October 31, 2002

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

1,950,000 shares of common stock, $.001 par value, (the issuer's only class of common stock), were outstanding as of December 12, 2002.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           VarTech Systems Inc.

                              Balance Sheets

                                              October 31,        July 31,
                                                 2002              2002
                                               Unaudited         Audited
                                             ------------     ------------
ASSETS
Current Assets
  Cash and cash equivalents                   $   207,297       $   33,531
  Accounts receivable - trade                     688,830          667,554
  Inventory                                       834,669          796,864
                                             ------------     ------------
     Total current assets                       1,730,796        1,497,949

Furniture and equipment                           411,790          404,233
Leasehold improvements                             12,145           12,145
Less:  Accumulated depreciation                  (336,258)        (316,027)
                                             ------------     ------------
                                                   87,677          100,351

Deposits                                            7,000            7,000
                                             ------------     ------------
    Total assets                              $ 1,825,473      $ 1,605,300
                                             ============     ============


                           VarTech Systems Inc.

                              Balance Sheets

                                              October 31,         July 31,
                                                  2002              2002
                                               Unaudited          Audited
                                             ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable - credit lines                $   351,429       $   331,931
  Accounts payable                                459,294           276,693
  Income tax payable                               49,677            65,759
  Other accrued expenses                           82,201           104,287
                                             ------------      ------------
     Total current liabilities                    942,601           778,670

Deferred income taxes                               9,202            10,346
                                             ------------      ------------
    Total liabilities                             951,803           789,016

Preferred stock, 1,000,000 shares,
  $.01 par authorized, no shares issued               -               -
Common stock, 100,000,000 shares,
  $.001 par authorized; 2,100,000
  shares issued; 1,950,000 shares
  outstanding                                       2,100             2,100
Capital in excess of par value                    704,761           704,761
Treasury stock; 150,000 shares at cost           (150,000)         (150,000)
Retained earnings                                 316,809           259,423
                                             ------------      ------------
Total stockholders' equity                        873,670           816,284

Total liabilities and stockholders' equity    $ 1,825,473       $ 1,605,300
                                             ============      ============


                         VarTech Systems Inc.

                         Statements of Income
                              (Unaudited)

                                          Quarter Ended
                                           October 31,
                                       2002         2001
                                    ----------   ----------
Sales                               $1,868,718   $1,563,981
Cost of sales                        1,137,274      874,966
                                    ----------   ----------
Gross profit                           731,444      689,015

Expenses                               636,727      599,648
                                    ----------   ----------
Net income before income taxes          94,717       89,367

Income taxes                            37,331       36,365
                                    ----------   ----------
Net income                          $   57,386   $   53,002

Basic and diluted net income
per common share                    $     .03    $     .03

Weighted average number of
common shares outstanding:
   Basic                             1,950,000    1,950,000
   Diluted                           1,950,000    1,950,000



                        VarTech Systems Inc.

                       Statements of Cash Flows
                              (Unaudited)

                                             Quarter Ended
                                              October 31,
                                            2002        2001
                                         ---------   ---------

Cash flows from operating activities
  Net income                             $  57,386   $  53,002
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
     Depreciation                           20,231      17,800
     Deferred income taxes                  (1,144)     (3,609)
  Changes in operating assets
   and liabilities:
    Increase (decrease) in assets
     Accounts receivable                   (21,276)       6,990
     Inventory                             (37,805)      36,284
    Increase (decrease) in liabilities
     Accounts payable                      182,601      36,239
     Accrued expenses                      (38,168)     (1,805)
                                        -----------    --------
Net cash provided by (used in)
  operating activities                     161,825     144,901
                                        -----------   ---------
Cash flows from investing activities
  Purchase of property and
   equipment                                (7,557)     (2,410)
                                          ---------   ---------
Net cash used in
  investing activities                      (7,557)     (2,410)
                                          ---------   ---------
Cash flows from financing activities
  Net (payments on) proceeds from
   lines of credit                           19,498     (51,194)
                                           ---------   ---------
Net cash provided by (used in)
financing activities                         19,498     (51,194)
                                           ---------   ---------

Net increase (decrease) in cash and
  cash equivalents                          173,766       91,297

Cash and cash equivalents,
  beginning of period                        33,531       78,806
                                           ---------   ---------
Cash and cash equivalents,
  end of period                           $ 207,297     $170,103
                                        ============   =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS

In the 4th Quarter of fiscal year ended July 2002, the company discontinued operations of the Consulting and Network segments. Revenue and pre-tax net income of these discontinued segments totaled $176,546 and $29,844, respectively, for the quarter ended October 31, 2001.

THREE MONTHS ENDED OCTOBER 31, 2002
COMPARED TO OCTOBER 31, 2001

The Company's revenues increased by 19.5% to $1,868,718 in the first quarter ended October 31, 2002 as compared to $1,563,981 in the first quarter of the prior year.

Gross profit of $731,444 for the first quarter ended October 31, 2002 represented 39.1% of sales as compared to $689,015 which represented 44% of sales in the same period ended October 31, 2001.

The Company's net income before income taxes in the first quarter was $94,717 as compared to before tax net income of $89,367 in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit totaling $750,000 which it uses for short-term borrowing to acquire inventory and finance accounts receivable. On October 31, 2002, the outstanding balance on these lines was $351,429. The lines of credit and current assets of $1,730,796 are deemed sufficient to fund operations for the next twelve months. As of October 31, 2002, the Company had $398,571 available under the lines of credit.

VARTECH SYSTEMS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
OCTOBER 31, 2002

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

DATE:  December 12, 2002

                                       C. Wayne Prater
                                       President and Chief Executive Officer

                                       signed/s/ C. Wayne Prater