Form 10-Q
period 2003-01-31
VARTECH SYSTEMS INC
filed 2003-03-12
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter January 31, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

1,950,000 shares of common stock, $.001 par value, (the issuer's only class of common stock), were outstanding as of March 12, 2003.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           VarTech Systems Inc.

                              Balance Sheets

                                              January 31,        July 31,
                                                 2003              2002
                                               Unaudited         Audited
                                             ------------     ------------
ASSETS
Current Assets
  Cash and cash equivalents                   $   129,817       $   33,531
  Accounts receivable - trade                     636,216          667,554
  Inventory                                       788,634          796,864
                                             ------------     ------------
     Total current assets                       1,554,667        1,497,949

Furniture and equipment                           411,790          404,233
Leasehold improvements                             12,145           12,145
Less:  Accumulated depreciation                  (355,008)        (316,027)
                                             ------------     ------------
                                                   68,927          100,351

Deposits                                            7,000            7,000
                                             ------------     ------------
    Total assets                              $ 1,630,594      $ 1,605,300
                                             ============     ============

                           VarTech Systems Inc.

                              Balance Sheets

                                              January 31,         July 31,
                                                  2003              2002
                                               Unaudited          Audited
                                             ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable - credit lines                $   251,429       $   331,931
  Accounts payable                                298,657           276,693
  Income tax payable                               55,356            65,759
  Other accrued expenses                           88,411           104,287
                                             ------------      ------------
     Total current liabilities                    693,853           778,670

Deferred income taxes                               8,058            10,346
                                             ------------      ------------
    Total liabilities                             701,911           789,016

Preferred stock, 1,000,000 shares,
  $.01 par authorized, no shares issued              -                 -
Common stock, 100,000,000 shares,
  $.001 par authorized; 2,100,000
  shares issued; 1,950,000 shares
  outstanding                                       2,100             2,100
Capital in excess of par value                    704,761           704,761
Treasury stock; 150,000 shares at cost           (150,000)         (150,000)
Retained earnings                                 371,822           259,423
                                             ------------      ------------
Total stockholders' equity                        928,683           816,284

Total liabilities and stockholders' equity    $ 1,630,594       $ 1,605,300
                                             ============      ============

                                 VarTech Systems Inc.

                                 Statements of Income
                                    (Unaudited)

                                     Quarter Ended        Six Months Ended
                                      January 31,             January 31,
                                  2003         2002        2003        2002
                               ----------   ----------  ----------  ----------
Sales                          $1,952,847   $1,504,940  $3,821,565  $3,068,921
Cost of sales                   1,139,898      637,499   2,277,172   1,512,465
                               ----------   ----------  ----------  ----------
Gross profit                      812,949      867,441   1,544,393   1,556,456

Expenses                          724,259      767,268   1,360,986   1,366,916
                               ----------   ---------- ------------ ----------
Net income before income
taxes                              88,690      100,173     183,407     189,540

Income taxes                       33,677       41,403      71,008      77,767
                               ----------   ---------- ------------ ----------
Net income                     $   55,013   $   58,770  $  112,399  $  111,773

Net income per common share    $     .03    $     .03   $     .06   $     .06

Weighted average number of
common shares outstanding:
   Basic                        1,950,000    1,950,000   1,950,000   1,950,000
   Diluted                      1,950,000    1,950,000   1,950,000   1,950,000

                                 VarTech Systems Inc.

                                Statements of Cash Flows
                                      (Unaudited)

                                      Quarter Ended        Six Months Ended
                                        January 31,           January 31,
                                      2003        2002      2003        2002
                                   ---------   ---------  ---------  ---------

Cash flows from operating activities
  Net income                        $ 55,013    $ 58,770   $112,399  $111,773
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
     Depreciation                     18,750      21,975     38,981    39,775
     Deferred income taxes            (1,144)     (3,609)    (2,288)   (7,218)
  Changes in operating assets
   and liabilities:
    (Increase) decrease in assets
     Accounts receivable              52,614        (178)    31,338     6,811
     Inventory                        46,035    (160,433)     8,230  (124,149)
    Increase (decrease) in liabilities
     Accounts payable               (160,637)     58,340     21,964    94,579
     Income tax payable                5,679        -       (10,403)     -
     Other accrued expenses            6,210      12,740    (15,876)   10,935
                                    ---------   --------   ---------  --------
Net cash provided by (used in)
  operating activities                22,520    (12,395)    184,345   132,506
                                    ---------   --------   ---------  --------
Cash flows from investing activities
  Purchase of property and
   equipment                            -          -         (7,557)   (2,410)
                                    ---------   --------   ---------  --------
Net cash used in
  investing activities                  -          -         (7,557)   (2,410)
                                    ---------   --------   ---------  --------
Cash flows from financing activities
  Net (payments on) proceeds from
   lines of credit                  (100,000)   (51,948)    (80,502) (103,142)
                                    ---------   --------   ---------  --------
Net increase (decrease) in cash and
  cash equivalents                   (77,480)   (64,343)     96,286    26,954

Cash and cash equivalents,
  beginning of period                207,297    170,103      33,531    78,806
                                    ---------   --------   ---------  --------
Cash and cash equivalents,
  end of period                     $129,817   $105,760    $129,817  $105,760
                                    =========  =========   ========  =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS

In the fourth quarter of fiscal year ended July 2002, the Company discontinued operations of the Consulting and Network segments. Revenue and pretax net loss of these discontinued segments totaled $76,757 and $37,136, respectively, for the quarter ended January 31, 2002. For the six months ended January 31, 2002, revenue and pretax net loss of the discontinued segments totaled $253,303 and $7,292, respectively.

THREE MONTHS ENDED JANUARY 31, 2003
COMPARED TO JANUARY 31, 2002

The Company's revenues increased 29.8% to $1,952,847 in the second quarter of fiscal 2003 as compared to $1,504,940 in the second quarter of fiscal 2002.

During the second quarter of fiscal 2003, the Company continued delivering its new product line which has increased sales over 15% in the first six months of fiscal 2003. The Company continues to see significant progress in this area with it being the Company's primary focus for the future.

Gross profit was $812,949 for the second quarter ended January 31, 2003 as compared to $867,441 in the same period ended January 31, 2002.

The Company's pretax income in the second quarter ended January 31, 2003 was $88,690 as compared to $100,173 in the same period last fiscal year.

SIX MONTHS ENDED JANUARY 31, 2003
COMPARED TO JANUARY 31, 2002

The Company's revenues were $3,821,565, an increase of 24.5%, for the six months ended January 31, 2003 as compared to $3,068,921 for the six months ended January 31, 2002.

Gross profit was $1,544,393 for the six months ending January 31, 2003 as compared to $1,556,456 in the same period ended January 31, 2002.

The Company's income before income taxes for the six months ending January 31, 2003 was $183,407 as compared to $189,540 in the same period last fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit totaling $750,000 which it uses for short-term borrowing to acquire inventory and finance accounts receivable.
On January 31, 2003, the outstanding balance on these lines was $251,429.
The lines of credit and its current assets of $1,554,667 are deemed sufficient to fund operations for the next twelve months. As of January 31, 2003, the Company had $498,571 available under the lines of credit.

VARTECH SYSTEMS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JANUARY 31, 2003

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

VARTECH SYSTEMS INC.
(Registrant)

DATE:  March 12, 2003

                                       C. Wayne Prater
                                       President and Chief Executive Officer

                                       signed/s/ C. Wayne Prater