Form 10-Q
period 2003-04-30
VARTECH SYSTEMS INC
filed 2003-06-11
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter April 30, 2003

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

1,950,000 shares of common stock, $.001 par value, (the issuer's only class of common stock), were outstanding as of June 11, 2003.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           VarTech Systems Inc.

                              Balance Sheets

                                               April 30,         July 31,
                                                 2003              2002
                                              (Unaudited)       (Audited)
                                             ------------     ------------
ASSETS
Current Assets
  Cash and cash equivalents                   $  119,318       $   33,531
  Accounts receivable - trade                    904,451          667,554
  Inventory                                      736,458          796,864
                                             ------------     ------------
     Total current assets                      1,760,227        1,497,949
                                             ------------     ------------

Furniture and equipment                          411,790          404,233
Leasehold improvements                            12,145           12,145
Less:  Accumulated depreciation                 (373,508)        (316,027)
                                             ------------     ------------
                                                  50,427          100,351
                                             ------------     ------------

Deposits                                           7,000            7,000
                                             ------------     ------------

    Total assets                             $ 1,817,654      $ 1,605,300
                                             ============     ============

                           VarTech Systems Inc.

                              Balance Sheets

                                               April 30,         July 31,
                                                 2003              2002
                                              (Unaudited)       (Audited)
                                             ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable - credit lines                $  251,429       $  331,931
  Accounts payable                               442,329          276,693
  Income tax payable                              57,794           65,759
  Other accrued expenses                          97,367          104,287
                                             ------------     ------------
     Total current liabilities                   848,919          778,670

Deferred income taxes                              6,914           10,346
                                             ------------     ------------
    Total liabilities                            855,833          789,016
                                             ------------     ------------
Preferred stock, 1,000,000 shares,
  $.01 par authorized, no shares issued             -                -
Common stock - 100,000,000 shares,
  $.001 par authorized; 2,100,000
  shares issued; 1,950,000 shares
  outstanding                                      2,100            2,100
Capital in excess of par value                   704,761          704,761
Treasury stock; 150,000 shares at cost          (150,000)        (150,000)
Retained earnings                                404,960          259,423
                                             ------------     ------------
Total stockholders' equity                       961,821          816,284
                                             ------------     ------------

Total liabilities and stockholders' equity   $ 1,817,654      $ 1,605,300
                                             ============     ============

                            VarTech Systems Inc.

                             Statements of Income
                                  (Unaudited)

                                Quarter Ended            Nine Months Ended
                                  April 30,                  April 30,
                             2003         2002           2003         2002
                          ----------   ----------     ----------   ----------
Sales                     $1,969,460   $1,684,030     $5,791,025   $4,752,951
Cost of sales              1,187,733      933,869      3,464,906    2,446,334
                          ----------   ----------     ----------   ----------
Gross profit                 781,727      750,161      2,326,119    2,306,617

Expenses                     726,296      730,165      2,087,282    2,097,081
                          ----------   ----------     ----------   ----------
Net income before
  income taxes                55,431       19,996        238,837      209,536

Income taxes                  22,294        5,533         93,302       83,301
                          ----------   ----------      ----------   ----------
Net income                $   33,137   $   14,463    $   145,535   $  126,235

Basic and diluted net
  income per
  common share                   .02          .01            .08          .07

Weighted average number
  of common shares
  outstanding:
       Basic               1,950,000    1,950,000      1,950,000    1,950,000
       Diluted             1,950,000    1,950,000      1,950,000    1,950,000

                           VarTech Systems Inc.

                           Statements of Cash Flows
                                 (Unaudited)

                                        Quarter Ended       Nine Months Ended
                                          April 30,             April 30,
                                       2003       2002       2003       2002
                                    ---------  ---------  ---------  ---------
Cash flows from operating activities
  Net Income                        $  33,137  $  14,463  $ 145,536  $126,235
  Adjustments to net cash provided
   by (used in) operating activities:
     Depreciation                      18,500     21,975     57,481    61,750
     Deferred income taxes             (1,144)    (3,609)    (3,432)  (10,827)
  Changes in operating assets
   and liabilities:
    Decrease (increase) in assets
     Accounts receivable             (268,235)    27,608   (236,897)   34,420
     Inventory                         52,176   (217,016)    60,406  (341,165)
     Other assets                        -         4,500       -        4,500
    Increase (decrease) in
    liabilities
     Accounts payable                 143,673     76,675    165,636   171,254
     Other accrued expenses             8,956     29,336     (6,920)  (15,703)
     Income tax payable                 2,438    (21,259)    (7,964)   34,715
                                     ---------  ---------  ---------  --------
Net cash provided by (used in)
  operating activities                (10,499)   (67,327)   173,846    65,179
                                     ---------  ---------  ---------  --------
Cash flows from investing activities
  Purchase of property and
   equipment                             -          (100)    (7,557)   (2,510)
  Net increase in loan receivable        -       (97,320)      -      (97,320)
                                     ---------  ---------  ---------  --------
Net cash used in
  investing activities                   -       (97,420)    (7,557)  (99,830)
                                     ---------  ---------  ---------  --------
Cash flows from financing activities
  Net (payments on) proceeds from
   lines of credit                       -       148,184    (80,502)   45,042
                                     ---------  ---------  ---------  --------
Net cash (used in) provided by
  financing activities                   -       148,184    (80,502)   45,042
                                     ---------  ---------  ---------  --------
Net increase (decrease) in cash
  and cash equivalents                (10,499)   (16,563)    85,787    10,391

Cash and cash equivalents,
  beginning of period                 129,817    105,760     33,531    78,806
                                     ---------  ---------  ---------  --------
Cash and cash equivalents,
  end of period                     $ 119,318   $ 89,197   $119,318   $89,197
                                    ==========  =========  =========  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS

In the fourth quarter of fiscal year ended July 2002, the company discontinued operations of the Consulting and Network segments. Revenue and pretax net loss for these discontinued segments totaled $56,307 and $51,038, respectively, for the quarter ended April 30, 2002. For the nine months ended April 30, 2002, revenue and pretax net loss of the discontinued segments totaled $309,610 and $58,331, respectively.

THREE MONTHS ENDED APRIL 30, 2003
COMPARED TO APRIL 30, 2002

The Company's revenues increased to $1,969,460 in the third quarter of fiscal 2003 as compared to $1,684,030 in the third quarter of fiscal 2002. This revenue increase is due to the continued increased sales of new products.

Gross profit of $781,727 for the third quarter ended April 30, 2003 represented 39.7% of sales as compared to $750,161 which represented 44.5% of sales in the same period ended April 30, 2002. The decrease in profit margin is due to an increase in display sales of new products which has a lower margin than repairs and remanufacture.

The Company's pretax operating income in the third quarter of fiscal 2003 was $55,431 as compared to pretax income of $19,996 in the same period of fiscal 2002.


NINE MONTHS ENDED APRIL 30, 2003
COMPARED TO APRIL 30, 2002

The Company's revenues were $5,791,025 for the nine months ended
April 30, 2003 as compared to $4,752,951 for the nine months ended
April 30, 2002.

Gross profit of $2,326,119 for the nine months ended April 30, 2003 represented 40.2% of sales as compared to $2,306,617 which represented 48.5% of sales in the same period ended April 30, 2002.

The Company's net income before income taxes for the nine months ended April 30, 2003 was $238,837 as compared to income of $209,536 for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit totaling $750,000 which it uses for short-term borrowing to acquire inventory and finance accounts receivable.
On April 30, 2003, the outstanding balance on these lines was $251,429. The lines of credit and its current assets of $1,760,227 are deemed sufficient to fund operations for the next twelve months. As of April 30, 2003, the Company had $498,571 available under the lines of credit.

VARTECH SYSTEMS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
APRIL 30, 2003

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

DATE:  June 11, 2003

                                   C. Wayne Prater
                                   President and Chief Executive Officer

                                   signed/s/ C. Wayne Prater