Form 10-K
period 2003-07-31
VARTECH SYSTEMS INC
filed 2003-10-28
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549

                                       FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT  OF 1934
                         For the fiscal year ended July 31, 2003

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

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of October 1, 2003 was $628,294. On such date, the bid price of the common stock was $1.35 per share. The registrant had 2,100,000 shares of common stock, $.001 par value, outstanding as of October 1, 2003.

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

Description of Business

VarTech Systems Inc. manufactures and sells its own line of industrial monitors and repairs and refurbishes most other industrial grade monitors.

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

Warranty and Customer Service

The Company provides a repair, replacement or full refund warranty for 12 months from the date of sale. There were no significant warranty claims pending at July 31, 2003.

Employees

As of July 31, 2003, the Company employed thirty-one people full-time including three executive officers. Employee relations are considered good and the Company has no collective bargaining contracts covering any of its employees.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal year ending July 31, 2003.

ITEM4a.  CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this annual report on form 10-K. Based on their evaluation, they have concluded that our disclosure controls and procedures(1) are effective in timely alerting them to material information relating to VarTech Sysems Inc. required to be disclosed in our periodic Securities and Exchange Commission filings and
(2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities and Exchange Act of 1934 is recorded, processed, and summarized and reported within the time periods specified in the SEC's rules and forms.

There were no significant changes in our internal controls or in other factors that could sigificantly affect these controls subsequent to the date of the evaluation described above.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq bulletin board market, under the symbol VRTK. The following table sets forth the quarterly high and low bid prices as reported for the periods indicated:

                    Fiscal Year ended          Fiscal Year ended
                      July 31, 2003              July 31, 2002
                  High(1)         Low(1)     High(1)         Low(1)

1st Quarter        $0.60          $0.25       $0.80          $0.45
2nd Quarter        $1.25          $0.25       $1.23          $0.51
3rd Quarter        $1.16          $0.25       $1.05          $0.45
4th Quarter        $1.50          $0.62       $0.75          $0.55

(1) The prices set forth in the table above were provided by the National Quotation Bureau and reflect the high and low bid prices over each quarter.

During 2003, the price range for the Company's common stock averaged a bid of $.60 per share.

These prices may represent inter-dealer quotations without retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

As of July 31, 2003, the Company had 271 holders of record of its common shares.

The Company has never paid cash dividends on its common stock and has no plans to pay cash dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA
                                                July 31,
                          2003        2002        2001        2000      1999

Balance Sheet Data
 Total assets         $1,779,496  $1,605,300  $1,285,927  $1,178,273  $1,327,455
 Long term debt           29,528      -             -           -         47,998
 Stockholders' equity  1,145,802     816,284     652,033     513,276     522,824

Income Statement Data

Revenues from
 continuing
 operations            7,741,885   6,105,908   5,763,490   4,146,953   2,884,664
Net income from
 continuing operations   179,518     263,124     182,752     239,409       7,999
Basic and diluted net
 income per common share
 -continuing operations      .09         .13         .09         .12        -

Weighted average number
   of common shares
   outstanding:
     Basic              1,956,575   1,950,000   1,950,000   1,987,808  1,988,750
     Diluted            1,956,575   1,950,000   1,950,000   2,018,349  1,988,750
Common shares
   outstanding          2,100,000   1,950,000   1,950,000   1,950,000  2,100,000
Preferred shares
   outstanding                -           -           -           -         -


There were no shares of the Company's sole class of preferred stock, $.01 par value, outstanding as of July 31, 2003, 2002, 2001, 2000, and 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's 2003 sales volume from continuing operations increased over 2002 by $1,635,977 or 26.8%. The increase in continuing operation sales was due to the continued introduction and expansion of the Company's new product line.

The decrease in pretax operating income from continuing operations for 2003 of $281,073 as compared to $389,966 for 2002 is directly related to the focus and concentration on generating increased revenue from new products, which have a lower profit margin than repairs.

Company Cost of Sales

Continuing operation cost of sales for the years ended July 31, 2003, 2002
and 2001 were 66.5 %, 61.4%, and 58.5% respectively.   The increase in overall
cost of sales as a percent of revenue is due to the Company's increased focus on new product sales which carry a lower margin than repairs and refurbishment.

Other Operating Expenses

Continuing operation selling expenses as a percentage of sales for the years ended July 31, 2003, 2002 and 2001 were 7.3%, 8.4%, and 11.5% respectively.

Continuing operation administrative and general expenses increased by $333,917 from 2002 to 2003; however, as a percentage of sales it remained constant at approximately 22%. This percentage should begin to decrease as the sales volume increases.

Continuing operation interest expense decreased from 2002 to 2003 due to a decrease in outstanding loan balances and interest rates.

Liquidity and Capital Resources

The Company has $1,672,866 in current assets at July 31, 2003 and $586,253 in current liabilites. The Company has lines of credit totaling $750,000, of which $673,570 was available at July 31, 2003.

The Company believes its cash generated from operations, its ability to secure short term working capital needs, and the prospects of increasing sales will provide sufficient cash to meet current working capital needs. Capital is typically provided primarily through cash from operations and credit received from trade creditors and advances from the established lines of credit. The working capital ratio improved to 2.85 in 2003 as compared to 1.92 in 2002.

Capital expenditures for property and equipment during the fiscal years ended July 31, 2003, 2002 and 2001 totaled $48,267, $2,511, and $1,490.
No major capital expenditures are expected for fiscal 2004.

The Company had long-term debt totaling $29,528, and $0 at July 31, 2003 and 2002, respectively. The Company had $76,430 and $331,931 of advances against lines of credit at July 31, 2003 and 2002, respectively. These credit line advances were used to fund the purchase of products for sale and to finance receivables. The Company does not anticipate the need for additional long-term borrowing in fiscal year 2004.

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

                                               Positions(s)
      Name                Age               with the Company

C. Wayne Prater            62       President, Chief Executive Officer
                                      and Director

J. Keith Henderson         37       Vice-President, Chief Operating Officer
                                      and Director

Daniel S. Gould            40       Vice-President, Secretary and Director


Michele L. Gould           40       Director


Lucy M. Prater             59       Director

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


                                                           Common Stock
 Name and                                                     Issued
 Principal                                 Other         ________________
 Position              Year    Salary  Compensation      Shares    Amount

 C. Wayne Prater       2003  $150,000    $ 19,000        150,000  $150,000
 President and
 Chief Executive       2002  $150,000    $  9,000           -         -
 Officer
                       2001  $147,500    $100,000           -         -


J.Keith Henderson      2003  $126,000    $ 19,000           -         -
Vice-President,
Chief Operating        2002  $120,000    $  9,000           -         -
Officer and
Director               2001  $114,000       -               -         -


See Item 13, "Certain Relationships and Related Transactions".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth as of July 31, 2003, the shares of the
Company beneficially owned by each person known to management to be the beneficial owner of more than five percent (5%) of the outstanding shares, by each officer and director, and by all officers and directors of the Company as a group:
                                                  Amount and
                                                   Nature of        Percent
Name and address of               Title of        Beneficial           of
  Beneficial Owner                 Class           Ownership         Class

Michele L. Gould                   Common            12,700           0.60%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana  70809

J. Keith Henderson                 Common           100,600           4.79%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana  70809

C. Wayne Prater                    Common         1,503,297(1)       71.59%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana  70809

Daniel S. Gould                    Common            18,000           0.86%
11301 Industriplex Blvd.-Suite 4
Baton Rouge, Louisiana 70809

Lucy M. Prater                     Common         1,503,297(2)       71.59%

All Officers and Directors         Common         1,634,597          77.84%
as a Group (5 Persons)

(1) Mr. Prater owns 260,497 shares directly; 1,206,550 shares owned indirectly which are held by PTR Capital Corporation; and 36,250 shares which are held by his wife Lucy M. Prater.

(2) Mrs. Prater owns 36,250 shares directly; 1,206,550 shares are owned indirectly which are held by PTR Capital Corporation; and 260,497 which are held by her husband C. Wayne Prater.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended July 31, 1999, as consideration for financial and consulting services provided to VarTech, the Company granted options to purchase 150,000 shares of the Company stock to C. Wayne Prater at an exercise price of $1.00. These options were exercised during the year ended
July 31, 1999. During the year ended July 31, 2000, the Company repurchased the 150,000 shares from the CEO and majority shareholder for $1.00 per share and held them as treasury stock. During the month ended July 2003, in consideration for services rendered to VarTech, the Company reissued these shares held in treasury to the CEO and majority shareholder. These services were valued at $150,000.

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

Options to purchase 35,000 shares of the Company's stock were cancelled during the year ended July 31, 2001 following separation of employment of two key employees.

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


(b) Reports on Form 8-K
    No reports on Form 8-K have been filed by the Company during the quarter ended July 31, 2003.


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

                      Independent Auditors' Report



To the Board of Directors
of VarTech Systems Inc.
Baton Rouge, Louisiana


We have audited the accompanying balance sheets of VarTech Systems Inc. as of July 31, 2003 and 2002, and the related statements of income, changes in stockholders' equity and cash flows for the years ended July 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VarTech Systems Inc. as of July 31, 2003 and 2002, and the results of its operations and cash flows for the years ended July 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.


                        /s/ Laney, Boteler & Killinger




Atlanta, Georgia
September 5, 2003



                            VarTech Systems Inc.

                               Balance Sheets

                                   Assets

                                                             July 31,
                                                    -------------------------
                                                        2003           2002
                                                    ----------    -----------
Current assets
   Cash and cash equivalents                        $  115,368    $    33,531
   Accounts receivable - trade                         634,023        667,554
   Inventory                                           923,475        796,864
                                                     ---------      ---------
      Total current assets                           1,672,866      1,497,949
                                                     ---------      ---------
Property and equipment
   Furniture and fixtures                              178,395        177,945
   Equipment                                           274,105        226,288
   Leasehold improvements                               12,145         12,145
                                                     ---------      ---------
                                                       464,645        416,378
   Less: Accumulated depreciation                      365,015        316,027
                                                     ---------      ---------
                                                        99,630        100,351
                                                     ---------       --------

Other Assets - Deposits                                  7,000          7,000
                                                     ---------      ---------
                                                    $1,779,496     $1,605,300
                                                    ==========     ==========

See notes to financial statements

                                    F2

                         VarTech Systems Inc.

                            Balance Sheets

                   Liabilities and Stockholders' Equity

                                                            July 31,
                                                  ---------------------------
                                                      2003             2002
                                                  ----------        ---------
Current liabilities
   Credit lines payable                           $   76,430        $ 331,931
   Current portion of note payable                     7,706                -
   Accounts payable                                  339,731          276,693
   Income taxes payable                               30,632           65,759
   Other accrued expenses                            131,754          104,287
                                                  ----------      -----------
       Total current liabilities                     586,253          778,670

Deferred income taxes                                 17,913           10,346
Note payable, less current portion                    29,528                -
                                                  ----------      -----------
        Total liabilities                            633,694          789,016
                                                  ----------      -----------

Stockholders' equity
  Preferred stock, 1,000,000 shares,
     $.01 par authorized, no shares issued              -                -
  Common stock, 100,000,000 shares,
     $.001 par authorized; 2,100,000
     shares issued; 2,100,000 and 1,950,000
     outstanding                                       2,100            2,100
  Capital in excess of par value                     704,761          704,761
  Treasury stock; 0 and 150,000 shares at cost             -         (150,000)
  Retained earnings                                  438,941          259,423
                                                 -----------       ----------
        Total stockholders' equity                 1,145,802          816,284
                                                 -----------       ----------
                                                 $ 1,779,496      $ 1,605,300
                                                 ===========       ==========

See notes to financial statements

                                    F3

                            VarTech Systems Inc.

                            Statements of Income

                                            Year Ended July 31,
                                  ---------------------------------------
                                      2003          2002           2001
                                  ----------     ----------    ----------
Revenues                          $7,741,885     $6,105,908    $5,763,490
Cost of sales                      5,149,903      3,746,669     3,370,087
                                  ----------     ----------    ----------
Gross profit                       2,591,982      2,359,239     2,393,403
                                  ----------     ----------     ---------

Operating expenses
   Selling expense                   566,904        514,183       666,243
   Administrative and general      1,683,167      1,349,250     1,327,605
                                  ----------     ----------    ----------
                                   2,250,071      1,863,433     1,993,848
                                  ----------     ----------    ----------
Income before other
 operating expenses                  341,911        495,806       399,555
                                  ----------     ----------    ----------

Other operating expenses
   Interest expense                   11,850         14,281        42,580
   Depreciation and amortization      48,988         91,559        71,586
                                   ----------     ----------    ----------
                                      60,838        105,840       114,166
                                   ----------     ----------    ----------
Income from continuing
 operations before income tax
 provision                           281,073        389,966       285,389

Income tax provision                 101,555        126,842       102,637
                                    ----------     ----------    ----------
Net income before loss from
discontinued operations              179,518        263,124       182,752

Loss from discontinued operations,
net of income tax benefit of
$0, $54,373, and $25,802
respectively                               -        (98,873)      (43,995)
                                   ----------     -----------   -----------
Net income                         $ 179,518      $ 164,251     $ 138,757
                                   ==========     ===========   ===========
Basic and diluted net income
per common share - continuing
operations                         $     .09      $     .13     $     .09
                                   ==========     ===========   ===========

Basic and diluted net loss per
common share-discontinued
operations                         $        -     $    (.05)    $    (.02)
                                   ==========     ===========   ===========

Basic and diluted net income
per common share                   $     .09      $     .08     $     .07
                                   ==========     ===========   ===========

Weighted average number of
common shares outstanding:
     Basic                         1,956,575      1,950,000     1,950,000
                                   =========      =========     =========
     Diluted                       1,956,575      1,950,000     1,950,000
                                   =========      =========     =========

See notes to financial statements


                                     F4

                             VarTech Systems Inc.

                 Statements of Changes in Stockholders' Equity
                for the Years Ended July 31, 2003, 2002 and 2001


              Common Stock Issued   Capital in Retained               Total
              -------------------   Excess of  Earnings  Treasury  Stockholders'
                  Shares   Amount   Par Value  (Deficit)   Stock      Equity
                --------  -------   ---------  --------  --------  ----------

Balance,
 July 31, 2000  2,100,000  $2,100   $704,761   $(43,585) $(150,000)   $513,276

Net income for
 the year ended
 July 31, 2001          -       -          -    138,757          -     138,757
                 ---------  ------  ---------   --------  ---------   --------
Balance,
July 31, 2001   2,100,000   2,100    704,761     95,172   (150,000)    652,033

Net income for
 the year ended
 July 31, 2002          -       -          -    164,251          -     164,251
                ---------  ------  ---------    --------  ---------  ---------
Balance,
July 31, 2002   2,100,000   2,100    704,761    259,423   (150,000)    816,284

Net income for
 the year ended
 July 31, 2003          -       -          -    179,518          -     179,518

Issuance of
 Treasury Stock         -       -          -          -    150,000     150,000
                ---------  ------  ---------    --------  ---------  ---------
Balance,
July 31, 2003   2,100,000  $2,100  $ 704,761   $438,941   $      -  $1,145,802
                =========  ======  =========   ========   ========= ==========


See notes to financial statements

                                    F5

                             VarTech Systems Inc.

                            Statements of Cash Flows

                                                  Year Ended July 31,
                                           ---------------------------------
                                              2003        2002       2001
                                           ---------   --------  -----------
Cash flows from operating activities
 Net income                                $179,518    $164,251   $ 138,757
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization            48,988     127,629      88,204
    Issuance of common stock for services   150,000           -           -
    Deferred income taxes                     7,567     (23,692)     11,533
  Changes in operating assets and
  liabilities:
   Decrease (increase) in assets
    Accounts receivable                      33,531     (95,736)    (68,541)
    Inventory                              (126,611)   (401,400)   (193,779)
    Other operating assets                                7,370     100,618
   Increase (decrease) in liabilities
    Accounts payable                         63,038     117,640     (40,563)
    Income taxes payable                    (35,127)     36,747      29,012
    Accrued expenses                         27,467     (18,350)     32,337
                                            --------    --------   ---------
Net cash provided by (used in)
  operating activities                      348,371     (85,541)     97,578
                                            --------    --------   --------

Cash flows from investing activities
  Purchase of property and equipment        (48,267)     (2,511)     (1,490)
  Net decrease in account
  receivable-stockholder                          -           -      22,500
                                            ---------   ---------   --------
Net cash (used in) provided by
  investing activities                      (48,267)      (2,511)     21,010
                                            ---------   ---------  ---------


Cash flows from financing activities
  Proceeds from note payable                 38,518            -           -
  Payments on note payable                   (1,284)           -           -
  Net (payments on) proceeds from
   credit lines                            (255,501)      42,777     (54,920)
                                           ----------   ---------  ----------
Net cash (used in) provided by
  financing activities                     (218,267)      42,777     (54,920)
                                           ---------   ---------   ----------

Net increase (decrease) in cash and
  cash equivalents                           81,837      (45,275)     63,668
Cash and cash equivalents,
 beginning of year                           33,531       78,806      15,138
                                           ----------  ---------   ---------
Cash and cash equivalents, end of year     $115,368    $  33,531    $ 78,806
                                           ==========  =========   =========


See notes to financial statements

                                    F6

                          VarTech Systems Inc.

                      Notes to Financial Statements
                          July 31, 2003 and 2002

Note 1 - Summary of significant accounting policies

Organization and description of business
VarTech Systems Inc. (the "Company" or "VarTech"), was incorporated under the laws of the State of Colorado on April 5, 1988. In October 1989, the Company completed a public offering of its common stock. PTR Capital Corporation, a Delaware corporation, acquired control of the Company on January 15, 1991, through the purchase of a majority of the Company's common stock. PTR Capital is wholly owned by the CEO of the Company.

The Company's business is the repair and refurbishment of industrial grade monitors and the value-added reselling of the VarTech Displays line of industrial monitors.

Prior to May 2002, the Company also operated two additional business segments: the Company provided computer consulting services which included network design, installation and software application development and also marketed online computer training products and other internet related services. These segments, referred to as the consulting and network business segments, were discontinued in May 2002 (Note 2).

Cash and cash equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at July 31, 2003 or 2002.

Allowance for doubtful accounts
The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts is based on management's estimate of uncollectible accounts. At July 31, 2003 and 2002, all accounts receivable are considered collectible and no allowance was considered necessary.

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

Use of estimates
The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Advertising and promotion
The Company expenses the production costs of advertising the first time the advertising takes place. Advertising and promotion expense for continuing operations totaled $61,000, $81,158, and $19,489 for the years ended July 31, 2003, 2002 and 2001, respectively.

Revenue recognition policy
Income is earned and recognized when the goods are delivered, services are performed or licenses are sold and collection is reasonably assured and no further obligation of the Company exists.

Note 2 - Discontinued Operations

In prior years, the Company operated and presented financial results in three separate business segments described as follows:

 Display segment - repair and refurbishment of industrial grade monitors and value-added reselling of the VarTech Displays line of industrial monitors.

 Consulting segment - computer consulting services which included network design, installation and software application development.

 Network segment - online computer training products and other internet related services.

In May 2002, the Company abandoned operations of the Consulting and Network segments. In accordance with applicable accounting standards, the results of operations of these discontinued business segments are presented as a component of discontinued operations in the statement of income. Operating results for these discontinued segments previously reported for the year ended July 31, 2001, have been reclassified in the statement of income and included with discontinued operations.

Summarized results of operations for the Consulting and Network segments are as follows:

                           For the years ended July 31,
                           ----------------------------
                                2002          2001
                             ----------    ----------
Revenue                      $ 387,452     $1,071,519
Cost of goods                  286,490        571,062
                             ----------    ----------
Gross profit                   100,962        500,457
                             ----------    ----------

Selling expenses                75,926        300,250
Administrative and general     142,212        253,386
Depreciation                    36,070         16,618
                             ---------     ----------
                               254,208        570,254
                             ---------     ----------
Loss before income tax
 benefit                      (153,246)       (69,797)
Income tax benefit              54,373         25,802
                              ---------     ----------
Loss from discontinued
 operations                  $ (98,873)     $ (43,995)
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

The following summarizes information about stock options outstanding and exercisable for the years ended July 31, 2003, 2002 and 2001.

                                                                Weighted
                                 Options           Options       Average
                               Outstanding       Exercisable      Price
                              ------------      -------------    --------
Balances at July 31, 2000        245,000           245,000       $ 1.25
  Canceled/Expired                     -                 -            -
                                 -------           -------         ----
Balances at July 31, 2001        245,000           245,000         1.25
  Canceled/Expired               (35,000)          (35,000)        1.25
                                 -------           -------         ----
Balances at July 31, 2002        210,000           210,000         1.25
  Canceled/Expired                     -                 -            -
                                 -------           -------       --------
Balances at July 31, 2003        210,000           210,000       $ 1.25
                                 =======           =======       ========

Options to purchase 35,000 shares of the Company's common stock were cancelled during the year ended July 31, 2001 following separation of employment of two key employees.

The stock options described above were issued with exercise prices determined by the Company's Board of Directors to be equal to, or greater than, the fair value of the Company's common stock on the respective grant date. Accordingly, no compensation expense was recognized under the reporting requirements of SFAS No. 123 and there was no effect on pro forma net income, as computed under this statement, for the periods presented.


Note 4 - Net income per share

Basic earnings per common share are computed using the weighted average number of common shares and common equivalent shares outstanding during each year. Common share equivalents represent shares issuable upon the assumed exercise of stock options and warrants. The stock options and warrants are included in the computation using the treasury stock method if they would have a dilutive effect. Common share equivalents are not considered in calculations of per share data when their inclusion would be anti-dilutive. For purposes of determining diluted earnings per share, there were no common stock equivalents at July 31, 2003, 2002 or 2001.


Note 5 - Treasury stock

During the year ended July 31, 2000, the Company repurchased 150,000 shares of common stock from the CEO and majority shareholder for $1.00 per share.
During the month ended July 2003, in consideration for services rendered to VarTech, the Company reissued these shares held in treasury to the CEO and majority shareholder. The services were valued at $150,000 and have been recorded as compensation to the CEO and majority shareholder and included with administrative and general expenses (Note 8).


Note 6 - Credit lines payable and other credit facilities

Credit lines payable and other credit facilities consisted of the following at July 31, 2003 and 2002:

                                                            2003        2002
                                                         ---------   ---------
Draws against a $50,000 credit line payable
to Hibernia National bank with interest at
variable rates (prime + 2%). The credit line is
renewable annually and has a current maturity
of March 19, 2004.  Draws are secured by a
guarantee from the CEO.                                  $  -         $ 30,502

Draws against a $600,000 demand credit line
payable to Hibernia National Bank with interest
at the WSJ prime rate (4% at July 31, 2003).
The maturity date of the credit line is August 24,
2004.  This credit line is secured by the Company's
cash accounts with the bank and a guarantee from
the CEO.                                                  76,430       301,429
                                                         ---------   ---------
                                                         $76,430     $ 331,931
                                                         =========   =========


The Company also has access to two additional $50,000 credit lines with different banks. As of July 31, 2003 and 2002, no advances had been made from these credit facilities.


Note 7 - Note payable

Note payable to a commercial lender with interest at 0%. The note is payable in monthly installments totaling $642, maturing on May 23, 2008, and is secured by an automobile owned by the Company. The CEO and majority shareholder has guaranteed payment of the note. The note payable totaled $37,234 at July 31, 2003. Future maturities of long-term debt total $7,706, $7,703, $7,703, $7,703, and $6,419 for the years ended July 31, 2004, 2005, 2006, 2007 and
2008, respectively.


Note 8 - Other related party transactions

During the year ended July 31, 2000, the Company made advances to the CEO and majority shareholder totaling $22,500. These advances, recorded as accounts receivable at July 31, 2000, were paid by the shareholder during the year ended July 31, 2001. Additionally, the shareholder received salary, consulting and director fees during the years ended July 31, 2003, 2002, and 2001 totaling $319,000 (Note 5), $159,000 and $247,500 respectively, for services performed.

Note 9 - Commitments and contingencies

Operating leases

The following summarizes the Company's current obligations under long-term leases as July 31, 2003:

Location                        Baton Rouge           Pennsylvania
Activity                    Office & Warehouse        Office & Shop
                            ------------------        -------------
Date of lease                          10/7/99               7/7/99
Lease term begins                      12/1/99              8/16/99
Lease term ends                       11/30/04              8/30/05
Renewal option                            None                 None
Contingent rents                            No                   No
Initial rent                           $10,169               $5,000
Escalation                         5/01-10,497           9/02-5,788
                                   9/02-10,694

The company also leased additional warehouse space in Baton Rouge under a long-term lease scheduled to expire April 30, 2003, with monthly rent payments of $4,690. This lease was cancelled during February 2002, and the Company paid $25,000 as an early terminatin fee. Rent paid or accrued under these and other short-term office and warehouse leases including common maintenance charges associated with each lease during the years ended July 31, 2003, 2002, and 2001, totaled $249,732, $303,172 and $300,198, respectively.

Future minimum payments, by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more consisted of the following at July 31, 2003:

             Year Ending July 31,             Amount
             --------------------           ----------
                    2004                    $ 197,786
                    2005                      112,233
                    2006                        5,788
                                            ---------
                    Total                   $ 315,807
                                            =========

Legal proceedings
During the year ended July 31, 1999, a former employee and current stockholder of the Company filed a lawsuit against a past subsidiary of the Company, the Company and the CEO of the Company. The plaintiff asserts that he is entitled to enforce the payments due to him under a non-competition agreement contained in the agreement of employment. Although no dollar amount has been specified, the past employee seeks damages estimated by management and legal counsel at $1,150,000 stemming from the non-payment of a portion of his salary and the remaining scheduled non-compete payments. The suit has failed to move past the discovery stage and legal counsel for the Company has estimated, in their opinion at this stage, the probable outcome to be that the Company will have no liability under the lawsuit. Accordingly, no loss accrual has been made in the financial statements at July 31, 2003 or 2002.

Note 10 - Pension plans

Effective December 2002, the Company terminated its 401(k) plan. The Company made no matching contributins to the plan for the years ended July 31, 2003, 2002, or 2001.

Note 11 - Warranties

The company established a warranty program that generally provides for repair, replacement or full refund on all equipment sales for a period of one year from the date of sale. No significant warranty claims were filed during these years and, at July 31, 2003 and 2002, no significant warranty claims were pending.

Note 12 - Supplemental disclosure of cash flow information

Cash paid for interest during the years ended July 31, 2003, 2002 and 2001, totaled $11,850, $14,281, and $41,128 respectively.

Income taxes paid during the years ended July 31, 2003, 2002 and 2001, totaled $129,115, $62,786, and $38,056 respectively.

Note 13 - Income taxes

The components of the income tax provision consist of the following:

                                      Year ended July 31,
                                   2003       2002        2001
                                  -------    -------    --------
Current:
   Federal                       $ 80,246    $ 85,163   $ 58,976
   State                           13,742      10,998      6,326
                                  --------    -------      -----
                                   93,988      96,161     65,302

Deferred:
   Federal                          6,200     (19,410)     3,815
   State                            1,367      (4,282)     7,718
                                  --------     -------   -------
                                    7,567     (23,692)    11,533
                                  --------     -------   -------
Total income tax
 provision                        101,555       72,469    76,835

Income tax benefit allocated
 to discontinued operations             -       54,373    25,802
                                  -------      -------   -------
Income tax provision allocated
to continuing operations         $101,555     $126,842  $102,637
                                 ========     ========  ========

Deferred income taxes are provided to reflect temporary differences between financial and income tax reporting. Deferred tax liabilities totaling $17,913 and $10,346 for the years ended July 31, 2003 and 2002, respectively, relate to difference between financial and income tax deprectiation methods.

The provision for income taxes for the years ended July 31, 2003, 2002 and 2001, varies from the amount determined by applying the Federal statutory rate of 34% to pretax income as a result of the following:


                                                    2003      2002     2001
                                                  -------   -------  --------
Income tax expense at Federal
 statutory rate of 34%                            $95,565   $80,484  $72,537
  Effect of graduated rates on Federal income tax  (4,315)   (7,562)  (6,951)
  Benefit of net operating losses                       -         -   (3,251)
  Property and equipment                             (854)   (8,700)   4,923
  State income taxes                               11,159     6,716    9,826
  Other                                                 -     1,531     (249)
                                                  --------  --------  --------
Actual income tax provision                      $101,555   $72,469  $76,835
                                                  ========  ======== ========


Note 14 - Fair values of financial instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

- Cash and cash equivalents - The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value due to the short maturity of these instruments.

- Current & long term debt - The carrying amount reported in the balance sheet for current and long-term debt approximates fair value based on current borrowing rates.

The cost and estimated fair values of the Company's financial instruments at July 31, 2003 and 2002, are as follows:
                                                 Carrying      Fair
                                                  Amount       Value
                                                ---------     -------
                                                     July 31, 2003
                                                ---------------------
Financial assets:
  Cash and cash equivalents                     $115,368    $115,368
                                                =========   =========
Financial liabilities:
  Current-term debt                             $ 84,136    $ 84,136
                                                =========   =========
  Long-term debt                                $ 29,528    $ 29,528
                                                =========   =========


                                                     July 31, 2002
                                                ---------------------
Financial assets:
  Cash and cash equivalents                     $  33,531    $ 33,531
                                                =========    ========
Financial liabilities:
  Current-term debt                             $ 331,931   $ 331,931
                                                =========   =========


Note 15 - Accrued expenses

Accrued expenses consisted of the following at July 31, 2003 and 2002:

                                                 2003         2002
                                              --------     --------
  Salary and commissions                      $125,564     $ 95,013
  Payroll taxes                                  5,710        6,021
  Other accrued expenses                           480        3,253
                                              --------     --------
                                              $131,754     $104,287
                                             =========     ========

Note 16 - Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods.

Summarized quarterly data for the years ended July 31, 2003 and 2002, follows:

                                        Quarter Ended
                        ------------------------------------------------
                        October 31,  January 31,   April 30,    July 31,
                           2002         2003         2003         2003
                        ----------   ----------   ----------   ----------
Revenue                 $1,868,718   $1,952,847   $1,969,460   $1,950,860
Expenses                 1,774,001    1,864,157    1,914,029    1,908,625
Income before
  income taxes              94,717       88,690       55,431       42,235
Net income                  57,386       55,013       33,137       33,982
Basic EPS                      .03          .03          .02          .02
Diluted EPS                    .03          .03          .02          .02


                        October 31,  January 31,   April 30,    July 31,
                           2001         2002         2002         2002
                        ----------   ----------   ----------   ----------
Revenue                 $1,563,981   $1,504,940   $1,684,030   $1,740,409
Expenses                 1,474,614    1,404,767    1,664,034    1,713,225
Income before
  income taxes              89,367      100,173       19,996       27,184
Net income                  53,002       58,770       14,463       38,016
Basic EPS                      .03          .03          .01          .02
Diluted EPS                    .03          .03          .01          .02




CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, C. Wayne Prater, certify that:

     I have reviewed this annual report on Form 10-K of VarTech Systems Inc.;

     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     Based on my knowledge, the financial statements, or other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design of operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  October 27, 2003

                                   By:  C. Wayne Prater
                                        Chief Executive Officer and
                                        Chief Financial Officer

                                        signed/s/ C. Wayne Prater

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 27th day of October 2003.


                             VARTECH SYSTEMS INC.
                                (Registrant)



                              By:   /s/    C. Wayne Prater
                              _____________________________________
                              C. Wayne Prater, President and Chief
                                                  Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of October 2003.


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