Form 10-K/A
period 2003-07-31
VARTECH SYSTEMS INC
filed 2003-11-13
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549

                                       FORM 10-K/A
                                    (Amendment No. 1)

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

DATE:  October 27, 2003

                                   By:  C. Wayne Prater
                                        Chief Executive Officer and
                                        Chief Financial Officer

                                        signed/s/ C. Wayne Prater


CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-K of VarTech Systems Inc. (the Company) for the period ended July 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. Wayne Prater, Chief Executive Officer and Chief Financial Officer of the Company, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1)  the Report fully complies with the requirements of Section 13(a) or
         Section 15(d) of the Securities Exchange Act of 1934; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the period covered by the Report.

                                   By:  C. Wayne Prater
                                        Chief Executive Officer and
                                        Chief Financial Officer

                                        signed/s/ C. Wayne Prater
                                        Date:  October 27, 2003


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