Form 10-Q
period 2003-10-31
VARTECH SYSTEMS INC
filed 2003-12-04
CIK 846535

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter October 31, 2003

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

1,967,100 shares of common stock, $.001 par value, (the issuer's only class of common stock), were outstanding as of December 4, 2003.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           VarTech Systems Inc.

                              Balance Sheets

                                              October 31,        July 31,
                                                 2003              2003
                                               Unaudited         Audited
                                             ------------     ------------
ASSETS
Current Assets
  Cash and cash equivalents                   $    73,594       $  115,368
  Accounts receivable - trade                     691,574          634,023
  Inventory                                       879,294          923,475
                                             ------------     ------------
     Total current assets                       1,644,462        1,672,866

Furniture and equipment                           452,500          452,500
Leasehold improvements                             12,145           12,145
Less:  Accumulated depreciation                  (377,515)        (365,015)
                                             ------------     ------------
                                                   87,130           99,630

Deposits                                            7,000            7,000
                                             ------------     ------------
    Total assets                              $ 1,738,592      $ 1,779,496
                                             ============     ============


                           VarTech Systems Inc.

                              Balance Sheets

                                              October 31,         July 31,
                                                  2003              2003
                                               Unaudited          Audited
                                             ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable - credit lines                $   126,429       $    76,430
  Current portion - note payable                    7,706             7,706
  Accounts payable                                347,229           339,731
  Income tax payable                               61,588            30,632
  Other accrued expenses                           96,739           131,754
                                             ------------      ------------
     Total current liabilities                    639,691           586,253

Deferred income taxes                              15,947            17,913
Note payable, less current portion                 27,468            29,528
                                             ------------      ------------
    Total liabilities                             683,106           633,694

Preferred stock, 1,000,000 shares,
  $.01 par authorized, no shares issued               -               -
Common stock, 100,000,000 shares,
  $.001 par authorized; 2,100,000
  shares issued; 1,967,100 and
  2,100,000 shares outstanding                      2,100             2,100
Capital in excess of par value                    704,761           704,761
Treasury stock; 132,900 shares at cost           (167,800)             -
Retained earnings                                 516,425           438,941
                                             ------------      ------------
Total stockholders' equity                      1,055,486         1,145,802

Total liabilities and stockholders' equity    $ 1,738,592       $ 1,779,496
                                             ============      ============


                         VarTech Systems Inc.

                         Statements of Income
                              (Unaudited)

                                          Quarter Ended
                                           October 31,
                                       2003         2002
                                    ----------   ----------
Sales                               $2,007,849   $1,868,718
Cost of sales                        1,175,143    1,137,274
                                    ----------   ----------
Gross profit                           832,706      731,444

Expenses                               702,789      636,727
                                    ----------   ----------
Net income before income taxes         129,917       94,717

Income taxes                            52,433       37,331
                                    ----------   ----------
Net income                          $   77,484   $   57,386

Basic and diluted net income
per common share                    $     .04    $     .03

Weighted average number of
common shares outstanding:
   Basic                             2,008,187    1,950,000
   Diluted                           2,008,187    1,950,000



                        VarTech Systems Inc.

                       Statements of Cash Flows
                              (Unaudited)

                                             Quarter Ended
                                                October 31,
                                             2003         2002
                                          ---------    ---------

Cash flows from operating activities
  Net income                             $  77,484    $  57,386
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
     Depreciation                           12,500       20,231
     Deferred income taxes                  (1,966)      (1,144)
  Changes in operating assets
   and liabilities:
    (Increase) decrease in assets
     Accounts receivable                   (57,551)     (21,276)
     Inventory                              44,181      (37,805)
    Increase (decrease) in liabilities
     Accounts payable                        7,498      182,601
     Accrued expenses                       (4,059)     (38,168)
                                          ---------     --------
Net cash provided by
  operating activities                      78,087      161,825
                                          ---------    ---------
Cash flows from investing activities
  Purchase of property and
   equipment                                   -         (7,557)
                                          ---------    ---------
Net cash used in
  investing activities                         -         (7,557)
                                          ---------    ---------
Cash flows from financing activities
  Net proceeds from lines of credit         49,999       19,498
  Payments on note payable                  (2,060)         -
  Purchase of treasury stock              (167,800)        -
                                          ---------    ---------
Net cash provided by (used in)
financing activities                      (119,861)      19,498
                                          ---------    ---------

Net increase (decrease) in cash and
  cash equivalents                         (41,774)     173,766

Cash and cash equivalents,
  beginning of period                      115,368       33,531
                                          ---------    ---------
Cash and cash equivalents,
  end of period                          $  73,594     $207,297
                                         ==========    =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


THREE MONTHS ENDED OCTOBER 31, 2003
COMPARED TO OCTOBER 31, 2002

The Company's revenues increased by 7.4% to $2,007,849 in the first quarter ended October 31, 2003 as compared to $1,868,718 in the first quarter of the prior year.

Gross profit of $832,706 for the first quarter ended October 31, 2003 represent 41.5% of sales as compared to $731,444 which represented 39.1% of sales in the same period ended October 31, 2002.

The Company's net income before income taxes in the first quarter was $129,917 as compared to before tax net income of $94,717 in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit totaling $750,000 which it uses for short-term borrowing to acquire inventory and finance accounts receivable. On October 31, 2003, the outstanding balance on these lines was $126,429. The lines of credit and current assets of $1,644,462 are deemed sufficient to fund operations for the next twelve months. As of October 31, 2003, the Company had $623,571 available under the lines of credit.

VARTECH SYSTEMS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
OCTOBER 31, 2003

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


PART II.  OTHER INFORMATION


ITEM 1 THROUGH 3.

NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 4a. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to VarTech Systems Inc. required to be disclosed in our periodic Securities and Exchange Commission filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design of operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  December 4, 2003

                                      By:  C. Wayne Prater
                                           Chief Executive Officer and
                                           Chief Financial Officer

                                           signed/s/ C. Wayne Prater


CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of VarTech Systems Inc. (the Company) for the period ended October 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
C. Wayne Prater, Chief Executive Officer and Chief Financial Officer of the Company, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1)  the Report fully complies with the requirements of Section 13(a) or
         Section 15(d) of the Securities and Exchange Act of 1934; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the period covered by the Report.

                                       By:  C. Wayne Prater
                                            Chief Executive Officer and
                                            Chief Financial Officer

                                            signed/s/ C. Wayne Prater
                                            Date:  December 4, 2003


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARTECH SYSTEMS INC.
(Registrant)

DATE:  December 4, 2003

                                       C. Wayne Prater
                                       President and Chief Executive Officer

                                       signed/s/ C. Wayne Prater